Form 10-Q
period 2026-03-31
Veradermics, Inc
filed 2026-05-12
CIK 1827635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number: 001-43097
________________________________
Veradermics, Incorporated
(Exact name of registrant as specified in its charter)
________________________________

Delaware	84-3304423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
470 James St., New Haven, CT	06513
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (228) 372 3376
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	MANE	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒
The number of shares of Registrant’s Common Stock outstanding as of May 07, 2026 was 41,778,687.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

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
■our ability to compete with companies currently selling, marketing or engaged in the development of treatments for diseases that our product candidates are designed to target, including PHL;
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
■the effectiveness of physician outreach and education, direct-to-consumer advertising, telehealth engagement and social media campaigns on physician and patient adoption rates;
■our ability to develop and commercialize products that are considered by physicians, patients and payors as medically and/or financially differentiated as compared to competitive products;
■our ability to retain and recruit key personnel;
■our ability to obtain, maintain and successfully enforce adequate intellectual property rights;
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
■our expected uses of our existing cash, cash equivalents and marketable securities, including the net proceeds to us from this offering and our IPO, and the sufficiency of such capital resources to fund our future operating expenses and capital expenditure requirements;
■our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
■our financial performance;
■developments and projections relating to our competitors or our industry; and
■other risks and uncertainties, including those listed under the section titled “Risk Factors.”

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on From 10-Q and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as guarantees of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual future results, levels of activity, performance and events and circumstances could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and management cannot predict all risks and uncertainties. Except as required by applicable law, we are not obligated to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Risk Factor Summary

Our business is subject to a number of risks that are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. These risks include the following:

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
VERADERMICS, INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)

	As of March 31,	As of December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$168,412	$21,766
Marketable securities at fair value	222,385	120,096
Prepaid expenses and other current assets	6,272	10,632
Total current assets	397,069	152,494
Long-term assets:
Property, plant and equipment, net	21	22
Right-of-use asset and other long-term assets	266	103
Total non-current assets	287	125
Total assets	$397,356	$152,619
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,071	$2,126
Accrued expenses	5,606	6,979
Other current liabilities and lease liabilities	39	47
Total current liabilities	6,716	9,152
Lease liabilities - non-current	—	4
Total liabilities	6,716	9,156
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series A preferred stock, $0.00001 par value, 12,865,375 shares authorized, issued and outstanding with an aggregate liquidation preference of $37,238 as of December 31, 2025, net of issuance costs	—	36,860
Series B preferred stock, $0.00001 par value, 62,245,805 shares authorized, issued and outstanding with an aggregate liquidation preference of $85,376 as of December 31, 2025, net of issuance costs	—	78,903
Series C preferred stock, $0.00001 par value, 118,682,683 shares authorized, issued and outstanding with an aggregate liquidation preference of $154,815 as of December 31, 2025, net of issuance costs	—	150,563
Subscription receivable	—	(1,849)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value, 25,000,000 and 0 shares authorized as of March 31, 2026 and December 31, 2025, respectively and 0 shares issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—

	As of March 31,	As of December 31,
(in thousands, except share and per share amounts)	2026	2025
Common stock, $0.00001 par value, 200,000,000 and 267,466,797 shares authorized as of March 31, 2026 and December 31, 2025, respectively and 37,340,290 and 749,760 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	543,044	2,346
Subscription receivable	(1,228)	—
Accumulated other comprehensive income	(524)	60
Accumulated deficit	(150,653)	(123,421)
Total stockholders’ equity (deficit)	390,640	(121,014)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$397,356	$152,619

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Operating expenses:
Research and development	$20,925	$11,447
General and administrative	8,937	1,468
Total operating expenses	29,862	12,915
Loss from operations	(29,862)	(12,915)
Other income:
Interest income	2,481	482
Other income	149	33
Total other income, net	2,630	515
Loss before income taxes	(27,232)	(12,400)
Income tax benefit	—	—
Net loss	$(27,232)	$(12,400)
Net loss attributable to common stock	$(30,011)	$(14,582)
Net loss per share of common stock, basic and diluted	$(1.32)	$(19.79)
Weighted average common stock outstanding, basic and diluted	22,704,124	736,933
Other comprehensive loss:
Net unrealized losses on marketable securities	(584)	—
Total other comprehensive loss	(584)	—
Total comprehensive loss	$(27,816)	$(12,400)

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock							Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2024	12,865,375	$36,860	55,246,971	$66,285	—	$—	$(3,848)	736,933	$1	$750	$—	$(49,231)	$(48,480)
Issuance of Series B Redeemable Convertible Preferred Stock, net of issuance costs of $10	—	—	6,998,834	8,423	—	—	—	—	—	—	—	—	—
Subscription receivable settled through research and development services received	—	—	—	—	—	—	357	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	213	—	—	213
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,400)	(12,400)
Balance, March 31, 2025	12,865,375	$36,860	62,245,805	$74,708	—	$—	$(3,491)	736,933	$1	$963	$—	$(61,631)	$(60,667)

	Redeemable Convertible Preferred Stock							Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2025	12,865,375	$36,860	62,245,805	$78,903	118,682,683	$150,563	$(1,849)	749,760	$1	$2,346	$—	$60	$(123,421)	$(121,014)
Issuance of common stock in connection with initial public offering, net of issuance costs of $25,666	—	—	—	—	—	—	—	17,339,294	—	269,102	—	—	—	269,102
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(12,865,375)	(36,860)	(62,245,805)	(78,903)	(118,682,683)	(150,563)	1,849	19,250,410	—	266,326	(1,849)	—	—	264,477
Subscription receivable settled through research and development services received	—	—	—	—	—	—	—	—	—	—	621	—	—	621
Stock-based compensation	—	—	—	—	—	—	—	—	—	5,259	—	—	—	5,259
Stock option exercises	—	—	—	—	—	—	—	826	—	11	—	—	—	11
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(584)	—	(584)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,232)	(27,232)
Balance, March 31, 2026	—	$—	—	$—	—	$—	$—	37,340,290	$1	$543,044	$(1,228)	$(524)	$(150,653)	$390,640

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(27,232)	$(12,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,259	213
Non-cash research and development services	621	357
Net accretion of discount/premium on debt securities	(73)	(13)
Other	6	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,360	79
Interest receivable on marketable securities	(1,499)	—
Accounts payable	(1,055)	(686)
Accrued expenses	(1,373)	(862)
Other long term assets	(174)	—
Other current liabilities and lease liabilities	(8)	(7)
Net cash used in operating activities	(21,168)	(13,317)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(19)
Purchases of marketable securities	(122,988)	(15,731)
Maturities of marketable securities	21,689	—
Net cash used in investing activities	(101,299)	(15,750)
Cash flows from financing activities:
Issuance of Series B preferred stock, net of issuance costs paid	—	8,423
Initial public offering, net of issuance costs paid	269,102	—
Exercise of stock options	11	—
Net cash provided by financing activities	269,113	8,423
Net increase (decrease) in cash and cash equivalents	146,646	(20,644)
Cash and cash equivalents—beginning of period	21,766	53,084
Cash and cash equivalents—end of period	$168,412	$32,440
Supplemental schedule of noncash activities:
Unrealized loss on marketable securities	$(584)	$—
Right-of-use asset exchanged for lease liabilities	$—	$90

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Notes to Financial Statements (unaudited)
1. Nature of the Business
Veradermics, Incorporated and its wholly-owned subsidiary (collectively, the “Company” or “Veradermics”) is a dermatologist-founded, late clinical-stage biopharmaceutical company focused on developing innovative therapeutics to address pervasive treatment challenges in highly prevalent aesthetic and dermatological conditions. The Company’s initial focus is developing better treatments for pattern hair loss, or PHL, a condition affecting approximately 50 million men and approximately 30 million women in the United States. Beyond VDPHL01, the Company has created a portfolio utilizing its real-world experience as dermatologists to generate compelling pipeline assets, including VDMN for the treatment of common warts, VDAA for the treatment of alopecia areata, and VDMC for the treatment of molluscum contagiosum.
Veradermics began its operations in 2019 as a company incorporated under the laws of the State of Texas. Effective on September 14, 2021, the Company was converted into a company incorporated under the laws of the State of Delaware. The Company is headquartered in New Haven, Connecticut.
On February 5, 2026, the Company completed its initial public offering (“IPO”) of 17,339,294 shares of common stock at a public offering price of $17.00 per share, including 2,261,647 shares issued upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares. The Company raised gross proceeds of approximately $294.8 million and net proceeds of approximately $269.1 million after deducting underwriting discounts, commissions, and offering expenses. Upon completion of the IPO, all outstanding shares of convertible preferred stock automatically converted into 19,250,410 shares of common stock. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “MANE.”
In May 2026, the Company completed its underwritten public offering (the “Follow-On Public Offering”) of 4,420,358 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a public offering price of $100.00 per share, including 576,568 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. The gross proceeds from the Follow-On Public Offering were approximately $442.0 million, before deducting underwriting fees and discounts.
In May 2026, the Company closed a private placement (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated April 29, 2026, among the Company and certain entities affiliated with Suvretta Capital (each, an “Investor” and collectively, the “Investors”), in which the Company sold to the Investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 300,000 shares of Common Stock, at an offering price of $99.99999 per Pre-Funded Warrant. The gross proceeds of the Private Placement were approximately $30.0 million, before deducting placement agent fees and other expenses.
The exercise price of each Pre-Funded Warrant equals $0.00001 per underlying share of Common Stock. The exercise price and the number of shares of Common Stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the Pre-Funded Warrants are fully exercised. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed 9.99% of the Company’s Common Stock; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving written notice to the Company, but not to any percentage in excess of 19.99% and any such increase will not be effective until the 61st day after such notice is delivered to the Company.

Liquidity and Ability to Continue as a Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
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

The Company has incurred recurring losses since its inception, including net losses of $27.2 million and $12.4 million for the three months ended March 31, 2026 and 2025, as well as incurred negative cash flows from operations of $21.2 million and $13.3 million, respectively. In addition, as of March 31, 2026, the Company had an accumulated deficit of $150.7 million. The Company expects to continue to generate operating losses for the foreseeable future. Through March 31, 2026, the Company has financed its operations primarily from the sale of equity securities. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations.
The Company completed its IPO in the first quarter of 2026, from which it received gross proceeds of $294.8 million. In May 2026, the Company completed the Follow-On Public Offering and the Private Placement, from which it received gross proceeds of $472.0 million, before deducting underwriting discounts, placement agent fees and other expenses. The net proceeds from the IPO, the Follow-On Public Offering and the Private Placement, together with existing cash on hand, will enable the Company to meet its obligations for at least the twelve-month period from the date the financial statements are available to be issued.
Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the pharmaceutical industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and those specific to the pharmaceutical industry such as the U.S. Food and Drug Administration (“FDA”), and the ability to secure additional capital to fund operations. Products currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance and reporting capabilities. The Company’s future clinical trials require significant compliance and monitoring by government agencies and there can be no assurances that such agencies will approve procedures followed in the Company’s trials. Another likely scenario is that such agencies would require additional procedures to be performed which would push out commercialization timing. Further, even if the Company's product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted (“U.S. GAAP”) in the United States. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and ASUs promulgated by the Financial Accounting Standards Board (“FASB”).
In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented.
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
Principles of Consolidation
The accompanying financial statements include the accounts of the Company and the Company’s subsidiary, which the Company controls. Accordingly, all intercompany balances and transactions between these entities have been eliminated within the financial statements.

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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2025 included in the Company’s 2025 annual report on Form 10-K (the “Annual Report”), except for the following:
Stock-Based Compensation Expense
Prior to the IPO, the Company did not meet the criteria to apply the simplified method for determining the expected term of stock option grants under the Black-Scholes option pricing model. Following the completion of its IPO in the first quarter of 2026, the Company elected to adopt the simplified method for stock option grants issued subsequent to the IPO. Under this method, the expected term is calculated as the midpoint between the vesting term and the contractual term of the award.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, (“ASU 2024-03”). ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with prospective or retrospective application and early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statements.
3. Prepaid Expenses, Other Current Assets, and Accrued Expenses
Prepaid expenses and other current assets consist of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Prepaid research and development	$3,260	$5,609
Tax credit receivable	1,213	1,255
Prepaid insurance	759	31
Deferred IPO costs	—	3,387
Interest receivable on cash equivalents	438	43
Other	602	307
	$6,272	$10,632

Accrued expenses consists of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Professional fees	$3,024	$4,338
Research and development	2,019	702
Bonus	563	1,939
	$5,606	$6,979

4. Marketable Securities
The amortized cost and fair value of our marketable securities by type of security as of March 31, 2026 are as follows:

(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$17,298	$—	$—	$17,298
U.S. treasury securities	Level 1	334,695	1	(458)	334,238
U.S. government agency securities	Level 2	38,138	—	(66)	38,072

The amortized cost and fair value of our marketable securities by type of security as of December 31, 2025 are as follows:

(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$12,204	$—	$—	$12,204
U.S. treasury securities	Level 1	78,268	46	—	78,314
U.S. government agency securities	Level 2	49,767	15	(1)	49,781

The fair values of marketable securities, by classification, included in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents	$167,223	$20,203
Marketable securities	222,385	120,097

As of March 31, 2026 and December 31, 2025, the amounts shown for marketable securities are inclusive of $1.9 million and $0.9 million of earned interest receivable, respectively.
The fair value of available-for-sale debt securities as of March 31, 2026 and December 31, 2025, by contractual maturity, are summarized as follows:

	As of March 31, 2026		As of December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$289,398	$289,301	$114,003	$114,047
Due in one year through five years	100,733	100,307	26,237	26,253
Due in five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total	$390,131	$389,608	$140,240	$140,300

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2026 and December 31, 2025 was $267.4 million and $9.6 million, respectively. The Company had no realized gains or losses during the three months ended March 31, 2026 or 2025. As of March 31, 2026 and December 31, 2025, the Company believes that the cost basis of our marketable securities is recoverable and no allowance for credit losses was recorded.
5. Stockholders’ Equity – Common and Preferred Stock
Common Stock
On December 22, 2025, the Company amended its certificate of incorporation, whereby the Company increased shares of common stock it was authorized to issue to 267.5 million shares of common stock, par value $0.00001 per share, of which 253.4 million were designated as voting common stock and 14.1 million were designated as non-voting common stock. Each share of non-voting common stock was convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into one fully paid and nonassessable share of voting common stock. The Company had no outstanding shares of non-voting common stock as of December 31, 2025. Upon the consummation of the IPO, the Company restated its certificate of incorporation, and as of February 5, 2026, the Company was authorized to issue 200.0 million shares of common stock, par value $0.00001 per share, of which no shares were designated as non-voting common stock and 25.0 million shares of preferred stock, par value $0.00001 per share. The voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, power, and preferences of the preferred stockholders.
As of March 31, 2026 and December 31, 2025, a total of 37,340,290 and 749,760 shares of common stock were issued and outstanding, respectively. An aggregate of 2,269,048 shares and 316,668 shares of common stock were reserved for the granting of stock-based compensation under the Company’s 2026 Equity Incentive Plan (the”2026 Plan”) and 2026 Employee Stock Purchase Plan (the “2026 ESPP”), respectively, as of March 31, 2026. In addition, the Company has reserved sufficient shares of common stock for issuance upon conversion of convertible preferred stock.
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
Dividends
The Series B and Series C preferred stock contained cumulative dividend rights at the annual rate of 12%, if and when declared by the board of directors (the “Board”), such that the Series B and Series C preferred stockholders, acting as one class, shall first receive, or simultaneously receive, preferential dividends as calculated under the terms of the Company’s Third Amended and Restated Certificate of Incorporation prior to Series A and common stockholders receiving any declared dividend. Since inception, no dividends have been declared or paid on the Series B or Series C preferred stock. In connection with the IPO, all outstanding preferred stock converted into common stock. As a result of the conversion, approximately $17.0 million of cumulative undeclared dividends were extinguished.
The Series A preferred stock contained non-cumulative dividend rights at the annual rate of 8%, if and when declared by the Board, such that the holders of the preferred stock, acting as one class, shall receive, or simultaneously receive, preferential dividends as calculated under the terms of the Company’s certificate of incorporation prior to common stockholders receiving any declared dividend. As of December 31, 2025, no dividends had been declared by the Board.
Deemed Liquidation Event
Certain transactions were defined as Deemed Liquidation Events, unless waived by the holders of a majority of the outstanding preferred stock. These events generally include a merger or consolidation involving the Company, the sale or disposition of all or substantially all of the Company’s assets, a SPAC transaction, or a merger or other business combination with a public company. Transactions in which existing stockholders retain a majority of the voting power of the surviving entity are not considered Deemed Liquidation Events.

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
6. Net Loss Per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended March 31,
(in thousands except for share and per share amounts)	2026	2025
Net loss	$(27,232)	$(12,400)
Less: Cumulative dividends on Series B preferred stock	988	2,182
Less: Cumulative dividends on Series C preferred stock	1,791	—
Net loss attributable to common stock	(30,011)	(14,582)
Weighted-average number of shares of common stock outstanding, basic and diluted	22,704,124	736,933
Net loss per common share, basic and diluted	$(1.32)	$(19.79)

Basic net loss per common share is calculated by dividing the net loss, adjusted for the unpaid cumulative Series B and Series C preferred stock dividends, by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. Common share equivalents include shares issuable upon the exercise of stock options and the conversion of preferred stock. During the three months ended March 31, 2026 and 2025, convertible preferred stock on an as if converted basis and unexercised options have been excluded as their effect is antidilutive. There were no other potentially dilutive, unissued shares of common stock for the three months ended March 31, 2026 and 2025. The Company had no outstanding non-voting common stock as of March 31, 2026 and 2025.
The Company reported net losses for each of the three months ended March 31, 2026 and 2025 and therefore excluded all options and convertible preferred stock from the computation of diluted net loss per common share as their inclusion would have had an antidilutive effect, as summarized below:

	Three Months Ended March 31,
	2026	2025
Stock options	5,476,081	720,560
Convertible preferred stock	—	7,461,125
Total potentially dilutive shares	5,476,081	8,181,685

7. Stock-Based Compensation
The Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) to grant option awards to its officers, directors and employees as compensation for their services to the Company. In the fourth quarter of 2025, the Board approved increases to the aggregate shares of common stock available for issuance under the 2021 Plan from 771,832 shares to 4,411,143 shares.
Stock option awards under the 2021 Plan were to be issued at an exercise price of not less than 100% of the fair market value of the voting common stock at the date of the grant. The 2021 Plan was administered by the Board, which had the authority to grant awards, interpret the plan and related agreements, establish rules and regulations, and make all other determinations necessary for its administration. The Board could delegate these powers to a committee. Stock option awards granted under the 2021 Plan generally vest over 36 or 48 months, with 33.3% or 25% vesting one year after the grant date and the remainder vesting in equal monthly installments over the following 24 or 36 months, respectively.
In connection with the IPO in the first quarter of 2026, the Board adopted, and the stockholders approved, the 2026 Plan, which superseded the 2021 Plan. The 2026 Plan had an initial share pool of 4,032,751 shares available to be granted. Additionally, in connection with the IPO, the Board adopted, and the stockholders approved, the 2026 ESPP with an initial share pool of 316,668 shares available to be granted.
During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $5.3 million and $0.2 million, respectively. Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$1,974	$120
General and administrative	3,285	93
	$5,259	$213

Stock option awards grants in 2025 included 543,635 performance-based stock option awards with both a market condition and a performance condition made in the fourth quarter of 2025. The performance-based stock option awards were earned based upon achievement of specified corporate milestones, including a performance condition related to the completion of the Company’s initial public offering and a market condition related to attainment of certain post-IPO market capitalization levels. The weighted average grant date fair value of awards subject to both a market condition and a performance condition was $5.13. The Company achieved these milestones in the first quarter of 2026, resulting in the full vesting of the awards and recognition of $2.8 million in stock-based compensation in the first quarter of 2026.
In connection with the IPO in the first quarter of 2026, stock option awards to purchase an aggregate of 1,705,791 shares of Common Stock with time-based vesting conditions were granted to employees and members of the Company’s Board with a weighted average grant date fair value of $12.58.
8. Commitments and Contingencies
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2026 and December 31, 2025, there were no matters which would have a material impact on the Company’s financial results.
In July 2022, the Company entered into a license agreement to which the Company was granted intellectual property rights in certain technology, to develop, manufacture and commercialize such technology related to the advancement of its VDMC asset. The Company is required to make development and regulatory milestone payments up to $3.3 million and commercial and sales milestone up to $16.0 million. The Company is also required to pay annual single-digit royalties on net product sales over the term of the license agreement. As of March 31, 2026, it is not practicable to estimate the future payments of any such milestone payments or royalties that may arise due to the clinical stage of development of VDMC.
9. Development and Manufacturing Agreement and Master Service Agreement
Master Service Agreement
In September 2020, the Company entered into a Master Service Agreement (the “MSA”). The MSA provides the terms and conditions upon which the Company may engage for the purpose of managing the preclinical and clinical development of its products in the field of dermatology, and other related services or projects, by executing work orders specifying the details of the service and the related terms and conditions. The MSA automatically renews for additional 1-year terms until the MSA is terminated upon written notice. Either party may terminate a work order for material breach (subject to a cure period) and the Company may terminate any work order for any reason on 90 days’ written notice, subject to payment of fees earned and expenses payable, in addition to a termination fee equal to a low-double-digit percentage of the remaining work order budget. As of March 31, 2026, there are no outstanding work order cancellation fees.
During the three months ended March 31, 2026 and 2025, the Company recognized research and development expense of $10.5 million and $8.6 million, respectively, in connection with the MSA. As of March 31, 2026 and December 31, 2025, the Company has deposits with the counterparty of $1.9 million and $4.1 million, respectively, which is included in prepaid expenses on its condensed consolidated balance sheets.
Collaboration Agreement
In September 2020, the Company entered into a Collaboration Agreement, pursuant to which the counterparty serves as the exclusive provider of certain clinical trial management, regulatory, and related CRO services through completion of Work Order Number One of the MSA noted herein. In connection with the agreement, the Company issued the counterparty an unsecured convertible promissory note with a principal amount of approximately $0.5 million, which was converted into 238,008 shares of Series A-2 Preferred Stock in September 2021. The agreement may be terminated by the Company upon payment of a mid-six-figure liquidated damages amount, subject to reduction based on completed in-human clinical studies. As of March 31, 2026, there are no outstanding termination fees.

10. Related Party Transaction
Agreements with Green Line Talent Group LLC
In December 2024, the Company entered into certain talent search agreements with Green Line Talent Group LLC, or Green Line, a related party in accordance with ASC 850, Related Party Disclosures, pursuant to which the Company retained Green Line on an exclusive basis to provide end-to-end recruitment services for various roles. The agreements are considered related party transactions as a Partner at Green Line is the spouse of the Company’s Chief Financial Officer. During the three months ended March 31, 2026 and 2025, the Company paid Green Line $0.2 million and less than $0.1 million, respectively, pursuant to the talent search agreements.
11. Segments
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker, or CODM, to analyze financial performance, make decisions, and allocate resources. The Company’s CODM is the Chief Executive Officer. The Company manages its operations as a single operating and reportable segment and the measure of segment profit or loss is net loss. The CODM uses net loss in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. The following table summarizes the significant segment expenses presented on the Company's condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Direct research and development by program
VDPHL01	17,188	9,278
VDMN	149	1,118
VDMC	26	7
VDAA	1	1
Other program candidates and expenses	—	80
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	3,476	879
Other expenses	85	84
General and administrative, excluding personnel expenses	4,608	1,050
General and administrative, personnel expenses (including share-based compensation)	4,329	418
Other segment items(1)	(2,630)	(515)
Segment net loss	(27,232)	(12,400)

(1)For the three months ended March 31, 2026 other segment items include interest income of $2.5 million and investment accretion of $0.1 million. For the three months ended March 31, 2025, other segment items include interest income of $0.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Special Note Regarding Forward-Looking Statements.”
Overview
We are a dermatologist-founded, late clinical-stage biopharmaceutical company focused on developing innovative therapeutics to address pervasive treatment challenges in highly prevalent aesthetic and dermatological conditions. Our initial focus is developing better treatments for pattern hair loss, or PHL, a condition affecting approximately 50 million men and 30 million women in the United States. Current PHL treatment options are limited and therefore are consistently plagued with high rates of treatment failure, patient dissatisfaction and treatment discontinuation. Patients and healthcare providers routinely identify the following shortcomings with currently available treatment options:
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
VDPHL01 is an oral, extended-release, or ER, formulation of minoxidil, a proven hair growth agent, designed to maximize minoxidil’s impact on hair restoration while minimizing the risk of cardiac activity. Though immediate-release, or IR, oral minoxidil was originally designed to treat resistant hypertension, it has been used off label as a treatment for PHL after hair growth was observed as a side effect. However, IR oral minoxidil’s release profile was not designed for hair growth as its short duration of circulation allows less time for follicular saturation and must be used at lower doses to reduce the likelihood of reaching off target cardiac stimulative levels. VDPHL01 builds on minoxidil’s validated hair growth biology via a novel and proprietary ER formulation designed to maximize the total plasma concentrations of minoxidil known to grow hair without inducing changes in cardiac activity. We believe that our efforts mark the first attempt to bring an ER formulation of minoxidil to patients with these optimized pharmacokinetics and pharmacodynamics qualities that raise the ceiling of hair growth.
The following milestones have been achieved to date through the first quarter of 2026:
■completion of enrollment in our confirmatory registration-directed Phase 3 trial in male patients with mild-to-moderate PHL; and
■completion of our initial public offering, or IPO, pursuant to which we issued and sold an aggregate of 17,339,294 shares of common stock at a price to the public of $17.00 per share, including 2,261,647 shares issued upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares. We received aggregate net proceeds of $269.1 million after deducting underwriting discounts, commissions and offering expenses.
Subsequent to the first quarter of 2026, the following milestones have been achieved:
■In May 2026, we completed our underwritten public offering, or the Follow-On Public Offering, of 4,420,358 shares of our common stock, par value $0.00001 per share, or Common Stock, at a public offering price of $100.00 per share, including 576,568 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. The gross proceeds from the Follow-On Public Offering were approximately $442.0 million, before deducting underwriting fees and discounts. Concurrently with the Follow On Public Offering, on May 1, 2026, we closed a private placement, or the Private Placement, pursuant to a Securities Purchase Agreement, or the Purchase Agreement, dated April 29, 2026, among us and certain entities affiliated with Suvretta Capital, or each, an Investor, and collectively, the Investors, in which we sold to the Investors pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 300,000 shares of Common Stock, at an offering price of $99.99999 per Pre-Funded Warrant. The gross proceeds of the Private Placement were approximately $30.0 million, before deducting placement agent fees and other expenses.

Recent Developments
Study ‘302’ Data
On April 27, 2026, we announced positive topline data from the Phase 2/3 clinical trial, or Study ‘302’, evaluating VDPHL01 in males with mild-to-moderate PHL. Study ‘302’ is a multi-center, randomized, placebo-controlled study evaluating the clinical efficacy, safety, and tolerability in 519 enrolled patients who were randomized to receive either VDPHL01 8.5mg once daily, or QD, VDPHL01 8.5mg twice daily, or BID, or placebo. The trial met all primary and all key secondary endpoints with statistical significance, demonstrating a potentially differentiated clinical profile defined by rapid onset of activity, consistent response across patients, and robust increases in hair count while being generally well tolerated with no treatment-related serious adverse events, or SAEs, and no adverse events of special interest, or AESIs, of cardiac origin.
In the study, VDPHL01 achieved superior hair growth compared with placebo (p<0.0001) on the co‑primary endpoints of non-vellus Target Area Hair Count, or TAHC, and patient reported outcome, or PRO, benefit of ‘improved’ or ‘much improved’ on the Androgenetic Alopecia Impact Rating Scale, or AAIRS, at Month 6. Patients achieved an average increase in non-vellus TAHC of 30.3 hairs/cm² (p<0.0001) and 33.0 hairs/cm² (p<0.0001) in QD and BID VDPHL01 treatment arms, respectively. Those receiving placebo only showed a 7.3 hairs/cm² increase from baseline at Month 6.
Following 6 months of treatment with VDPHL01, 79.3% of patients in the QD dose arm (p<0.0001) and 86.0% of patients in the BID dose arm (p<0.0001) reported improvement in hair coverage on the AAIRS versus 35.6% of placebo patients. Additionally, 48.4% of patients in the QD dose arm (p<0.0001) and 62.9% of patients in the BID dose arm (p<0.0001) achieved ‘improved’ or ‘much improved’ hair coverage on the AAIRS compared to only 13.4% of placebo patients.
In addition to meeting the co-primary endpoints, the study also met the key secondary endpoints. Investigator perception was measured with investigators grading 72.0% (QD; p<0.0001) and 84.4% (BID; p<0.0001) of male patients as having improved hair coverage at Month 6 (p<0.0001). Rapid onset of hair growth was also observed at the earliest measured time point measured in the trial, with statistically significant separation from placebo on TAHC and IGA as early as Month 2.
Treatment with VDPHL01 was generally well tolerated through Month 6 with overall treatment-emergent adverse events, or TEAEs, rates similar between VDPHL01 and placebo, and with an overall safety profile consistent with Phase 2. VDPHL01 demonstrated lower discontinuation rates than placebo, and the adverse event-related discontinuation rate was similar between active and placebo. No treatment-related SAEs and no AESIs of cardiac origin were observed in the study. The most common TEAEs occurring in greater than 5% of patients vs. placebo included peripheral edema (5.3% QD, 6.3% BID) and hypertrichosis (3.5% QD, 6.3% BID). These TEAEs resulted in approximately 1% discontinuation for both QD and BID dosing groups for peripheral edema and no discontinuations occurred related to hypertrichosis in either the QD or the BID dosing groups.
Other Updates

Following the receipt of the Study ‘302’ topline data, we fielded a double-blind proprietary market research survey with 153 health care providers, or HCPs, and 190 male patients to gauge early reactions to the male Study ‘302’ topline data. The results of this proprietary market research survey indicated robust intent to prescribe and use VDPHL01 among HCPs and male patients if approved by the FDA:
■91% of surveyed HCPs viewed VDPHL01 as being positively differentiated versus the currently available treatment options for PHL and 63% of HCPs say VDPHL01 is very or extremely differentiated. 73% of HCPs also indicated they would be either very or extremely likely to prescribe VDPHL01 once approved. HCPs in the study also indicated that they would expect to treat 52% of their male PHL patients with VDPHL01.

■95% of surveyed patients viewed VDPHL01 as being positively differentiated versus the currently available treatment options for PHL and 71% of patients said VDPHL01 is very or extremely positively differentiated. 71% of patients also indicated they would be highly likely to talk to their doctor about VDPHL01.
Additionally, the Company expects to release 12-month data from this 302 study and additional Phase 2 data in 2026.
Overview of the Company’s Financial Condition and Results of Operations
Since our inception we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support our operations. We have never obtained regulatory approval for, or commercialized, a pharmaceutical product. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock and proceeds from our IPO.
We have incurred recurring net losses since inception, including net losses of $27.2 million and $12.4 million for the three months ended March 31, 2026 and 2025, respectively. We have incurred negative cash flows from operations of $21.2 million and $13.3 million for the three months ended March 31, 2026 and 2025, respectively. In addition, as of March 31, 2026, the Company had an accumulated deficit of $150.7 million. Substantially all of our operating losses have resulted from expenses incurred in connection with development of VDPHL01 and our other product candidates and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, as we advance VDPHL01 or any of our other current and future product candidates through clinical development, seek regulatory approval for such product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, conduct pre-commercial launch activities and infrastructure building, and operate as a public company.
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
■experience delays in our preclinical studies, clinical trials or regulatory approval for our current or any future product candidates, including with respect to failed studies, inconclusive results, safety issues or other regulatory challenges; and
■incur additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and the U.S. Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums and investor relations costs.

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
Total Other Income, Net
Total other income, net, includes interest income earned on cash and cash equivalents and other income and expense items.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations:

	Three Months Ended March 31,
(in thousands)	2026	2025	CHANGE
Operating Expenses:
Research and development	$20,925	$11,447	$9,478
General and administrative	8,937	1,468	7,469
Total operating expenses	29,862	12,915	16,947
Loss from operations	(29,862)	(12,915)	(16,947)
Total other income, net	2,630	515	2,115
Income tax benefit	—	—	—
Net loss	$(27,232)	$(12,400)	$(14,832)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025	CHANGE
VDPHL01	$17,188	$9,278	$7,910
VDMN	149	1,118	(969)
VDMC	26	7	19
VDAA	1	1	—
Other program candidates and expenses	—	80	(80)
Other unallocated research and development costs
Personnel expenses (including stock-based compensation)	3,476	879	2,597
Other expenses	85	84	1
Total research and development expenses	$20,925	$11,447	$9,478

Research and development expenses were $20.9 million for the three months ended March 31, 2026, compared to $11.4 million for the three months ended March 31, 2025. The increase of $9.5 million was primarily due to:
■a $7.9 million increase in costs related to VDPHL01 primarily due to a $2.4 million increase in clinical trial expenses, including investigator fees, pass-through costs, and program management fees which resulted from expanded registration-directed and confirmatory clinical trial activity in the first quarter of 2026 compared to the prior period, as well as a $1.7 million increase in clinical trial recruitment costs. The increase in VDPHL01 costs also include additional medical education activities as compared to the prior year. The remaining increase in VDPHL01 costs is related to chemistry, manufacturing and controls activities, including costs associated with GMP manufacturing and clinical materials to support ongoing and planned clinical studies as compared to the prior year; and;
■a $2.6 million increase in personnel-related costs, including stock-based compensation expense, primarily due to expense recognized on performance stock options in the first quarter of 2026 as well as an increase in research and development related headcount as compared to the same period in the prior year;

These increases were partially offset by:
■a decrease in costs related to VDMN and other program candidates and expenses of $1.0 million and $0.1 million respectively. These decreases were primarily attributable to the Company’s decision to pause activities related to these programs to focus efforts on VDPHL01, which resulted in decreases in chemistry, manufacturing, and control activities as well as clinical trial expenses for VDMN and other program candidates.
General and Administrative Expenses
General and administrative expenses were $8.9 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. The increase of $7.5 million was primarily due to:
■a $3.9 million increase in payroll and personnel-related costs, including stock-based compensation, as a result of expense recognized on performance stock options in the first quarter of 2026 as well as an increase in general and administrative related headcount;
■a $2.3 million increase in commercial readiness costs related to VDPHL01; and
■a $0.8 million increase in other professional fees associated with preparations for becoming a public company and operating as a public company subsequent to our IPO.
Total Other Income, Net
Total other income, net, was $2.6 million for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025. The increase of $2.1 million is primarily attributable to a $2.0 million increase in interest income on greater average cash and investment balances during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through equity financings. Through March 31, 2026, we had received proceeds of approximately $263.2 million, net of issuance costs of $1.1 million, from the sale of our Series A, Series B and Series C redeemable convertible preferred stock and proceeds of approximately $269.1 million, net of issuance costs of $25.7 million, from our IPO. In May 2026, we completed the Public Offering and the Private Placement, from which we received gross proceeds of $472.0 million. As of March 31, 2026, we had $390.8 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.
Future Funding Requirements
We completed our IPO in the first quarter of 2026, from which we received gross proceeds of $294.8 million. In May 2026, we completed the Public Offering and the Private Placement, from which we received gross proceeds of $472.0 million. The net proceeds from the IPO, the Public Offering and the Private Placement, together with our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2030, based on our current operating plans. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(21,168)	$(13,317)
Net cash used in investing activities	(101,299)	(15,750)
Net cash provided by financing activities	269,113	8,423
Net increase (decrease) in cash and cash equivalents	$146,646	$(20,644)

Operating Activities
Net cash used in operating activities was $21.2 million for the three months ended March 31, 2026 and primarily consisted of a net loss of $27.2 million adjusted for non-cash items, including stock-based compensation expense of $5.3 million, non-cash research and development services of $0.6 million, and net accretion on discount/premium of debt securities of $0.1 million, as well as the change in our net working capital.
Net cash used in operating activities $13.3 million for the three months ended March 31, 2025, and primarily consisted of a net loss of $12.4 million adjusted for non-cash items, including stock-based compensation expense of $0.2 million and non-cash research and development services of $0.4 million, as well as the change in our net working capital.
Investing Activities
Net cash used in investing activities was $101.3 million for the three months ended March 31, 2026 as compared to $15.8 million for the three months ended March 31, 2025. The increase was primarily driven by the purchase of investment securities partially offset by maturities of short-term investments during the period.
Financing Activities
Net cash provided by financing activities was $269.1 million for the three months ended March 31, 2026 as compared to $8.4 million for the three months ended March 31, 2025. The increase was primarily attributable to proceeds of $269.1 million from our initial public offering, compared to proceeds of $8.4 million from the issuance of our Series B financing in the prior year.
Contractual Obligations
In February 2025, we entered into an office lease agreement in New Haven, Connecticut for a total of 1,202 square feet. This lease agreement provided the option to move to a larger space within the building during the term of the lease agreement, which we chose to do in April 2026. The new leased space is 6,336 square feet and the revised lease agreement expires in April 2029, with an option to extend the lease for an additional two years after initial expiration. We believe our existing facilities are sufficient for our current needs. To meet the future needs of our business, we expect to lease additional or alternate office space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms. Remaining lease payments from March 31, 2026 through the end of the lease term are approximately $0.6 million.
Purchase and Other Obligations
We enter contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred. As of March 31, 2026 and December 31, 2025 there were no amounts accrued related to termination charges.

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
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2025 included in the Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
Stock-Based Compensation Expense
We measure stock-based compensation using the grant date fair value of the awards and recognize the expense on a straight-line basis over the requisite service period, which is typically the vesting period, classifying the expense according to the function to which the services relate. Forfeitures are recognized as they occur. Prior to the completion of our IPO, the fair value was determined by our Board, considering independent third-party valuation reports. These reports primarily used an Option Pricing Method (OPM), which treats common and preferred stock as call options on the company's total equity value and applies a discount for lack of marketability to value the common stock. Key inputs for this valuation, particularly the Black-Scholes model, involved significant estimates: expected volatility was based on historical volatility of publicly-traded peer companies; the expected term was estimated at 10 years (the full grant term) due to a lack of sufficient company history; and the risk-free interest rate was based on the U.S. Treasury yield curve. Because we don't expect to pay dividends, the expected dividend yield is zero. Subsequent to the completion of our IPO, we continue to use the Black-Scholes model to determine the fair value of awards but now utilize our closing market price of our common stock on the date of grant as an input to the model and have adopted the use of the simplified method for expected term, which calculates the term as the midpoint between the vesting term and contractual term of the grant.

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
These valuations incorporate management's best estimates and significant judgments regarding future operating performance, product development, and the timing of a potential liquidity event; consequently, if different assumptions were used, the resulting expense could be materially different. Following our IPO, the fair value of our common stock will be determined by its quoted market price. Additional information regarding stock-based compensation expense is provided in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2025 included in the Annual Report.
Common Stock Valuations
Prior to our IPO there was no public market for our common stock, and therefore, the estimated fair value of our common stock had been determined by our Board after considering valuation reports provided by an independent third-party valuation firm and exercising reasonable judgment and considering numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each stock option grant date. In accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, a third-party valuation firm prepared valuations of our common stock using an OPM. The total equity value can be implied from the OPM, using the preferred stock financing price if transacted around each valuation date.
Given the absence of a public trading market, our Board, with input from management considered numerous objective and subjective factors to determine the fair value of our common stock. The factors included, but were not limited to:
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
A public trading market for our common stock was established in connection with our IPO in the first quarter of 2026; therefore, it will no longer be necessary for our Board to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.

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
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Investors should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes. The events discussed below may occur and adversely impact our business, financial condition, results of operations and prospects, which may cause the trading price of our common stock to decline, resulting in you losing all or part of your investment.
Risks Related to Our Financial Position and Need for Capital
We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred substantial losses since our inception, and we anticipate incurring substantial and increasing losses for the foreseeable future.
We are a clinical-stage biopharmaceutical company with a limited operating history on which to base your investment decision. We were formed in 2019 and our operations to date have been limited to organizing, staffing, and financing our company, conducting research and development activities, conducting clinical trials for our product candidates and establishing our intellectual property portfolio. We have never obtained regulatory approval for, or commercialized, a pharmaceutical product. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. We have financed our operations with $1,029.8 million in gross proceeds from equity financings to date, including $294.8 million of gross proceeds from our IPO and $472.0 million from the Public Offering and the Private Placement. Biopharmaceutical product development is a highly speculative undertaking, involving substantial upfront capital expenditure and significant risk. Any product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable, despite substantial investment on development or commercialization.
We have incurred, and will continue to incur, significant expenses related to the clinical development of VDPHL01 and our other current and any future product candidates and ongoing operations. Our net losses for the three months ended March 31, 2026 and 2025 were $27.2 million and $12.4 million, respectively. As of March 31, 2026, we had an accumulated deficit of $150.7 million. Substantially all of our operating losses have resulted from expenses incurred in connection with development of VDPHL01 and our other product candidates and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance VDPHL01 in our ongoing Phase 3 trials and, if results are positive, prepare for the commercialization of VDPHL01, if approved.
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
We completed our IPO for gross proceeds of $294.8 million in the first quarter of 2026. As of March 31, 2026, we had $390.8 million in cash, cash equivalents and marketable securities. Subsequent to March 31, 2026, we completed the Follow-On Public Offering and the Private Placement, from which we received gross proceeds of $472.0 million, before deducting underwriting fees and discounts, and placement agent fees and other expenses. We expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2030, based on our current operating plans. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We expect to attempt to raise additional cash in advance of exhausting our available capital resources.

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
From time to time, we also may disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. For example, in April 2026, we reported topline data in male patients from Study ‘302’; however, these results may not ultimately be reproducible or durable.
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
Social media is increasingly being used to communicate about our clinical development activities and PHL, which is the indication VDPHL01 is being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts of VDPHL01, if approved. For example, we have engaged in social media campaigns to increase awareness of VDPHL01 and to attract potential patients our clinical trials. Social media practices in the biotechnology and biopharmaceutical industries continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing, promotion of an unapproved new drug, false or misleading advertising, or other prohibited activities and heightened scrutiny by the FDA, the Federal Trade Commission, or FTC, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial or to report an alleged side effect or adverse event, or AE. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable AE reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive, personal or confidential information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding us, our management, VDPHL01 or any of our other current or future product candidates. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, suffer reputational harm or incur other harm to our business.
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
The total addressable commercial opportunity for VDPHL01 candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and, to the extent applicable, reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included in our Annual Report on Form 10-K should be viewed with caution. Further, the data and statistical information used in our Annual Report on Form 10-K, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and other key personnel. We are highly dependent upon our co-founders, Chief Executive Officer, Reid Waldman, M.D., and President, Tim Durso, M.D., as well as our Chief Financial Officer, Dominic Carrano, CPA, our Chief Commercial and Strategy Officer, Mark Neumann, and other members of our senior management and clinical development teams. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates, if approved. Although we have executed employment agreements or offer letters with certain members of our management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
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
As of March 31, 2026, we had 24 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and we may not be able to implement improvements in an efficient or timely manner or may discover deficiencies in existing systems and controls. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth, in particular in connection with the potential commercial launch of VDPHL01, if approved, will also require significant capital expenditures and may divert financial resources from other product candidates or business initiatives. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of VDPHL01 or any other current or future product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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
Certain intellectual property rights we have or may license have been generated through the use of U.S. government funding and may therefore be subject to certain federal laws and regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, which are commonly referred to as “march-in rights.” The U.S. government also has the right to take title to these inventions if the applicable licensor fails to disclose the invention to the government and fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could adversely affect our competitive position, business, financial condition, results of operations and prospects.
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
Our reliance on third parties reduces our control over our development activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards. For example, we remain responsible for ensuring that each of our preclinical studies is conducted in accordance with GLPs and clinical trials are conducted in accordance with Good Clinical Practice, or GCPs. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once an NDA is submitted to the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CROs. If we, our CROs, clinical trial sites or other third parties fail to comply with applicable GCP or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
Since shares of our common stock were sold in our IPO in February 2026 at a price of $17.00 per share and through May 1, 2026, the per share price of our common stock has ranged from $17.00 to $114.50. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
■general global economic, industry, political and market conditions, such as military conflict or war, inflation and financial institution instability, or pandemic or epidemic disease outbreaks, many of which are beyond our control; and
■the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report, including those which are outside of our control.
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
A significant portion of our total outstanding shares are, as of the date of filing this Quarterly Report on Form 10-Q, restricted from immediate resale but may be sold into the market upon expiration of the lock-up agreement entered into in connection with our IPO, which could cause the market price of our common stock to decline significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales upon the expiration of the lock-up agreements entered into by holders of substantially all of our common stock outstanding immediately prior to our IPO, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 7, 2026, we had 41,778,687 shares of common stock outstanding. Of these shares, 17,339,294 shares sold in our IPO and 4,420,358 shares sold in the Public Offering may be resold in the public market immediately, unless held by our affiliates. The remaining shares are currently restricted under securities laws or other agreements, subject in some cases to applicable volume limitations under Rule 144 beginning after the close of trading on August 2, 2026.
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
Our directors, executive officers and greater than 5% stockholders and their affiliates, in the aggregate, beneficially own shares representing approximately 43% of our outstanding common stock as of May 7, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act and we may remain an emerging growth company until December 31, 2031. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In our Annual Report on Form 10-K, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our restated certificate of incorporation and amended and restated bylaws include provisions that:
■authorize “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
■create a classified board of directors whose members serve staggered three-year terms;
■specify that special meetings of our stockholders can be called only by our Board;
■prohibit stockholder action by written consent;
■establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
■provide that vacancies on our Board may be filled only by a majority of directors then in office, even though less than a quorum;
■provide that our directors may be removed only for cause;
■specify that no stockholder is permitted to cumulate votes at any election of directors;
■expressly authorize our Board to modify, alter or repeal our amended and restated bylaws; and
■require supermajority votes of the holders of our common stock to amend specified provisions of our restated certificate of incorporation and amended and restated bylaws.
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
We will not receive significant additional funds upon the exercise of the Pre-Funded Warrants sold in the Private Placement.
Each Pre-Funded Warrant sold in the Private Placement may be exercised by way of a cashless exercise, meaning that the holder may choose not to pay a cash purchase price upon exercise, and instead would receive, upon such exercise, the net number of shares of common stock determined according to the formula set forth in the Pre-Funded Warrant. Accordingly, we may not receive any additional funds upon the exercise of the Pre-Funded Warrants. In addition, the Pre-Funded Warrants have an exercise price of $0.00001 per pre-funded warrant, and as a result we will not receive significant additional funds upon their exercise, even if exercised for cash.
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
As a public company, we have incurred, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Act, the Exchange Act, Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
As of March 31, 2026, we had federal and state NOL carryforwards of approximately $180.3 million. Federal NOL carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely but are permitted to be used in any taxable year to offset only up to 80% of taxable income in such taxable year, if any. It is uncertain if and to what extent various states will conform to federal law. There also may be periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Certain of the state NOL carryforwards will begin to expire in 2040.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From January 1, 2026 to February 5, 2026 (the date of the filing of our registration statement on Form S-8, File No. 333-293238), we issued and sold to an employee an aggregate of 8,319 shares of Common Stock, before giving effect to the reverse stock split as part of our IPO, or 826 shares of Common Stock, after giving effect to the reverse stock split as part of our IPO, upon the exercise of stock options under our 2021 Stock Plan at an exercise price of $1.27 per share, for an aggregate purchase price of $10,565.13.
Use of Proceeds
On January 30, 2026, the Company’s registration statement on Form S-1 (File No. 333-292657), or the IPO Prospectus, related to our IPO became effective.
There has been no material change in the planned use of proceeds from our IPO from that described in the IPO prospectus.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During our fiscal quarter ended March 31, 2026, certain of our directors or “officers,” (as defined in Rule 16a-1(f) under the Exchange Act) entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.”
We describe the material terms of these Rule 10b5-1 trading plans in the table below.

Rule 10b5-1 Trading Plans

Director/Officer	Action and Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale
Reid Waldman	Adoption 03/05/2026	08/17/2026	08/18/2027	Common Stock	135,000	Sale
Timothy Durso	Adoption 03/05/2026	08/17/2026	08/18/2027	Common Stock	87,000	Sale
(1)The plan is subject to earlier termination under certain circumstances specified in the plan, including upon the sale or purchase (as applicable) of all shares subject to the plan and upon either party to a plan giving notice of termination within the time prescribed under the plan.
(2)Subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock.
Item 6. Exhibits

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

10.1#	Veradermics, Incorporated 2026 Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on January 28, 2026).
10.2#	Form of Veradermics, Incorporated 2026 Equity Incentive Plan, (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on February 5, 2026).
10.3#	Form of Non-Statutory Stock Option Agreement under the 2026 Equity Incentive Plan, (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on January 28, 2026).
10.4#
Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2026 Equity Incentive Plan, (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on January 28, 2026).

10.5#	Form of Incentive Stock Option Agreement under the 2026 Equity Incentive Plan, (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on January 28, 2026).
10.6#	Veradermics, Incorporated 2026 Cash Incentive Plan, (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on January 28, 2026).
10.7#	Amended and Restated Employment Agreement between the Company and Reid Waldman, (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on January 28, 2026).
10.8#	Amended and Restated Employment Agreement between the Company and Timothy Durso, (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on January 28, 2026).
10.9#	Employment Agreement between the Company and Dominic Carrano, (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on January 28, 2026).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 12, 2026

VERADERMICS, INCORPORATED

By:	/s/ Reid Waldman, M.D.
Name:	Reid Waldman, M.D.
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dominic Carrano, CPA
Name:	Dominic Carrano, CPA
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)