Form 10-Q
period 2026-06-30
Veradermics, Inc
filed 2026-08-11
CIK 1827635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒
The number of shares of Registrant’s Common Stock outstanding as of August 6, 2026 was 41,780,136.

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
■our estimates regarding the size and growth potential of the commercial opportunity for VDPHL01 and our other current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;
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
■our expected uses of our existing cash, cash equivalents and marketable securities and the sufficiency of such capital resources to fund our future operating expenses and capital expenditure requirements;
■our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
■our financial performance;
■developments and projections relating to our competitors or our industry; and
■other risks and uncertainties, including those listed under the section titled “Risk Factors.”

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as guarantees of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual future results, levels of activity, performance and events and circumstances could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and management cannot predict all risks and uncertainties. Except as required by applicable law, we are not obligated to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
VERADERMICS, INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)

	As of June 30,	As of December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$319,333	$21,766
Marketable securities at fair value	500,561	120,096
Prepaid expenses and other current assets	4,852	10,632
Total current assets	824,746	152,494
Non-current assets:
Property, plant and equipment, net	41	22
Right-of-use asset and other non-current assets	948	103
Total non-current assets	989	125
Total assets	$825,735	$152,619
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,920	$2,126
Accrued expenses	5,395	6,979
Other current liabilities and lease liabilities	379	47
Total current liabilities	11,694	9,152
Lease liabilities - non-current	428	4
Total liabilities	12,122	9,156
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series A preferred stock, $0.00001 par value, 12,865,375 shares authorized, issued and outstanding with an aggregate liquidation preference of $37,238 as of December 31, 2025, net of issuance costs	—	36,860
Series B preferred stock, $0.00001 par value, 62,245,805 shares authorized, issued and outstanding with an aggregate liquidation preference of $85,376 as of December 31, 2025, net of issuance costs	—	78,903
Series C preferred stock, $0.00001 par value, 118,682,683 shares authorized, issued and outstanding with an aggregate liquidation preference of $154,815 as of December 31, 2025, net of issuance costs	—	150,563
Subscription receivable	—	(1,849)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value, 25,000,000 and 0 shares authorized as of June 30, 2026 and December 31, 2025, respectively and 0 shares issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—

	As of June 30,	As of December 31,
(in thousands, except share and per share amounts)	2026	2025
Common stock, $0.00001 par value, 200,000,000 and 267,466,797 shares authorized as of June 30, 2026 and December 31, 2025, respectively and 41,780,136 and 749,760 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	989,258	2,346
Subscription receivable	(596)	—
Accumulated other comprehensive (loss) income	(895)	60
Accumulated deficit	(174,155)	(123,421)
Total stockholders’ equity (deficit)	813,613	(121,014)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$825,735	$152,619

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Operating expenses:
Research and development	$18,607	$14,329	$39,532	$25,776
General and administrative	10,946	1,744	19,883	3,212
Total operating expenses	29,553	16,073	59,415	28,988
Loss from operations	(29,553)	(16,073)	(59,415)	(28,988)
Other income:
Interest income	4,838	103	7,319	585
Other income	1,213	325	1,362	358
Total other income, net	6,051	428	8,681	943
Loss before income taxes	(23,502)	(15,645)	(50,734)	(28,045)
Income tax benefit	—	—	—	—
Net loss	$(23,502)	$(15,645)	$(50,734)	$(28,045)
Net loss attributable to common stock	$(23,502)	$(18,014)	$(53,513)	$(32,596)
Net loss per share of common stock, basic and diluted	$(0.58)	$(24.19)	$(1.69)	$(44.00)
Weighted average common stock outstanding, basic and diluted	40,436,264	744,641	31,619,178	740,808
Other comprehensive loss:
Net unrealized losses on marketable securities	(371)	(4)	(955)	(4)
Total other comprehensive loss	(371)	(4)	(955)	(4)
Total comprehensive loss	$(23,873)	$(15,649)	$(51,689)	$(28,049)

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock							Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2024	12,865,375	$36,860	55,246,971	$66,285	—	$—	$(3,848)	736,933	$1	$750	$—	$(49,231)	$(48,480)
Issuance of Series B Redeemable Convertible Preferred Stock, net of issuance costs of $10	—	—	6,998,834	8,423	—	—	—	—	—	—	—	—	—
Subscription receivable settled through research and development services received	—	—	—	—	—	—	357	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	213	—	—	213
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,400)	(12,400)
Balance, March 31, 2025	12,865,375	$36,860	62,245,805	$74,708	—	$—	$(3,491)	736,933	$1	$963	$—	$(61,631)	$(60,667)
Subscription receivable settled through research and development services received	—	—	—	—	—	—	466	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	115	—	—	115
Stock option exercises	—	—	—	—	—	—	—	10,628	—	129	—	—	129
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,645)	(15,645)
Balance, June 30, 2025	12,865,375	$36,860	62,245,805	$74,708	—	$—	$(3,025)	747,561	$1	$1,207	$(4)	$(77,276)	$(76,072)

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited) (continued)

	Redeemable Convertible Preferred Stock							Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2025	12,865,375	$36,860	62,245,805	$78,903	118,682,683	$150,563	$(1,849)	749,760	$1	$2,346	$—	$60	$(123,421)	$(121,014)
Issuance of common stock in connection with initial public offering, net of issuance costs of $25,666	—	—	—	—	—	—	—	17,339,294	—	269,102	—	—	—	269,102
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(12,865,375)	(36,860)	(62,245,805)	(78,903)	(118,682,683)	(150,563)	1,849	19,250,410	—	266,326	(1,849)	—	—	264,477
Subscription receivable settled through research and development services received	—	—	—	—	—	—	—	—	—	—	621	—	—	621
Stock-based compensation	—	—	—	—	—	—	—	—	—	5,259	—	—	—	5,259
Stock option exercises	—	—	—	—	—	—	—	826	—	11	—	—	—	11
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(584)	—	(584)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,232)	(27,232)
Balance, March 31, 2026	—	$—	—	$—	—	$—	$—	37,340,290	$1	$543,044	$(1,228)	$(524)	$(150,653)	$390,640
Issuance of common stock in connection with public offering, net of issuance costs of $27,701	—	—	—	—	—	—	—	4,420,358	—	414,335	—	—	—	414,335
Issuance of pre-funded warrants to purchase common stock in connection with private placement, net of issuance costs of $1,880	—	—	—	—	—	—	—	—	—	28,120	—	—	—	28,120

Subscription receivable settled through research and development services received	—	—	—	—	—	—	—	—	—	—	632	—	—	632
Stock-based compensation	—	—	—	—	—	—	—	—	—	3,516	—	—	—	3,516
Stock option exercises	—	—	—	—	—	—	—	19,488	—	243	—	—	—	243
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(371)	—	(371)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,502)	(23,502)
Balance, June 30, 2026	—	$—	—	$—	—	$—	$—	41,780,136	$1	$989,258	$(596)	$(895)	$(174,155)	$813,613

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(50,734)	$(28,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,775	328
Non-cash research and development services	1,253	823
Net accretion of discount/premium on debt securities	(71)	(238)
Other	62	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,780	(814)
Interest receivable on marketable securities	(2,780)	—
Accounts payable	3,794	(1,714)
Accrued expenses	(1,584)	702
Other non-current assets	(254)	—
Other current liabilities and lease liabilities	101	(18)
Net cash used in operating activities	(35,658)	(28,960)
Cash flows from investing activities:
Purchase of property, plant and equipment	(21)	(19)
Purchases of marketable securities	(428,565)	(24,061)
Maturities of marketable securities	50,000	—
Net cash used in investing activities	(378,586)	(24,080)
Cash flows from financing activities:
Issuance of Series B preferred stock, net of issuance costs paid	—	8,423
Initial public offering, net of issuance costs paid	269,102	—
Public offering, net of issuance costs	414,335	—
Pre-funded warrants, net of issuance costs	28,120
Exercise of stock options	254	129
Net cash provided by financing activities	711,811	8,552
Net increase (decrease) in cash and cash equivalents	297,567	(44,488)
Cash and cash equivalents—beginning of period	21,766	53,084
Cash and cash equivalents—end of period	$319,333	$8,596
Supplemental schedule of noncash activities:
Unrealized loss on marketable securities	$(955)	$(4)
Right-of-use asset exchanged for lease liabilities	$694	$90

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
On February 5, 2026, the Company completed its initial public offering (“IPO”) of 17,339,294 shares of common stock, par value $0.00001, at a public offering price of $17.00 per share, including 2,261,647 shares issued upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares. The Company raised gross proceeds of approximately $294.8 million and net proceeds of approximately $269.1 million after deducting underwriting discounts, commissions, and offering expenses. Upon completion of the IPO, all outstanding shares of convertible preferred stock automatically converted into 19,250,410 shares of common stock. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “MANE.”
In May 2026, the Company completed its underwritten public offering (the “Follow-On Public Offering”) of 4,420,358 shares of the Company’s common stock, par value $0.00001 per share, at a public offering price of $100.00 per share, including 576,568 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. The gross proceeds from the Follow-On Public Offering were approximately $442.0 million and net proceeds of approximately $414.3 million after deducting underwriting discounts, commissions, and offering expenses.
In May 2026, the Company closed a private placement (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated April 29, 2026, among the Company and certain entities affiliated with Montanova Capital (formerly known as Suvretta Capital) (each, an “Investor” and collectively, the “Investors”), in which the Company sold to the Investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 300,000 shares of common stock, at an offering price of $99.99999 per Pre-Funded Warrant. The gross proceeds of the Private Placement were approximately $30.0 million and net proceeds of approximately $28.1 million after deducting placement agent fees and other expenses.
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

The Company has incurred recurring losses since its inception, including net losses of $50.7 million and $28.0 million for the six months ended June 30, 2026 and 2025, as well as incurred negative cash flows from operations of $35.7 million and $29.0 million, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $174.2 million. The Company expects to continue to generate operating losses for the foreseeable future. Through June 30, 2026, the Company has financed its operations primarily from the sale of equity securities. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations.
As of June 30, 2026, we had $819.9 million in cash, cash equivalents and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable the Company to meet its obligations for at least the twelve-month period from the date the financial statements are available to be issued.
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
Common stock warrants
The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“ASC 480-10”) and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing a variable number of shares.
If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.
When calculating basic and diluted net loss per share, the Company includes the shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration in the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with prospective or retrospective application and early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statements.
3. Prepaid Expenses, Other Current Assets, and Accrued Expenses
Prepaid expenses and other current assets consist of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Prepaid research and development	$1,578	$5,609
Tax credit receivable	1,213	1,255
Prepaid insurance	550	31
Deferred IPO costs	—	3,387
Interest receivable on cash equivalents	376	43
Other	1,135	307
	$4,852	$10,632

Accrued expenses consists of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Professional fees	$2,736	$4,338
Research and development	1,423	702
Bonus	1,151	1,939
Other	85	—
	$5,395	$6,979

4. Available-for-sale debt securities
The amortized cost and fair value of our available-for-sale debt securities by type of security as of June 30, 2026 are as follows:

(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$95,644	$—	$—	$95,644
U.S. treasury securities	Level 1	636,953	10	(788)	636,175
U.S. government agency securities	Level 2	83,761	—	(118)	83,643

The amortized cost and fair value of our available-for-sale debt securities by type of security as of December 31, 2025 are as follows:

(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$12,204	$—	$—	$12,204
U.S. treasury securities	Level 1	78,268	46	—	78,314
U.S. government agency securities	Level 2	49,767	15	(1)	49,781

The fair values of available-for-sale debt securities, by classification, included in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$314,901	$20,203
Marketable securities	500,561	120,097

As of June 30, 2026 and December 31, 2025, the amounts shown for marketable securities on our condensed consolidated balance sheets are inclusive of $3.7 million and $0.9 million of earned interest receivable, respectively.
The fair value of available-for-sale debt securities as of June 30, 2026 and December 31, 2025, by contractual maturity, are summarized as follows:

	As of June 30, 2026		As of December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$656,055	$655,768	$114,003	$114,047
Due in one year through five years	160,303	159,694	26,237	26,253
Total	$816,358	$815,462	$140,240	$140,300

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2026 and December 31, 2025 was $590.7 million and $9.6 million, respectively. The Company had no realized gains or losses during the six months ended June 30, 2026 or 2025. As of June 30, 2026 and December 31, 2025, the Company believes that the cost basis of our available-for-sale debt securities is recoverable and no allowance for credit losses was recorded.
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
As of June 30, 2026 and December 31, 2025, a total of 41,780,136 and 749,760 shares of common stock were issued and outstanding, respectively. An aggregate of 2,230,355 shares and 316,668 shares of common stock were reserved for the granting of stock-based compensation under the Company’s 2026 Equity Incentive Plan (the “2026 Plan”) and 2026 Employee Stock Purchase Plan (the “2026 ESPP”), respectively, as of June 30, 2026.
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
Pre-funded warrants
In May 2026, the Company closed the Private Placement pursuant to the Purchase Agreement, dated April 29, 2026, among the Company and the Investors, in which the Company sold 300,000 Pre-Funded Warrants to purchase shares of its common stock at an offering price of $99.99999 per Pre-Funded Warrant. The aggregate gross proceeds before deducting placement agent fees and other expenses was approximately $30.0 million.
As the Pre-Funded Warrants are indexed to the Company’s common stock, and otherwise meet the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the Pre-Funded Warrants as additional paid-in capital on the Company’s consolidated balance sheets. The Pre-Funded Warrants are exercisable at any time. The exercise price of each Pre-Funded Warrant equals $0.00001 per underlying share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The Pre-Funded Warrants are exercisable in cash or by means of a cashless exercise and will not expire until the date the Pre-Funded Warrants are fully exercised.
The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed 9.99% of the Company’s common stock; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving written notice to the Company, but not to any percentage in excess of 19.99%, and any such increase will not be effective until the 61st day after such notice is delivered to the Company.
During the three months ended June 30, 2026, no Pre-Funded Warrants were exercised. As of June 30, 2026, there were 300,000 Pre-Funded Warrants outstanding.
6. Net Loss Per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except for share and per share amounts)	2026	2025	2026	2025
Net loss	$(23,502)	$(15,645)	$(50,734)	$(28,045)
Less: Cumulative dividends on Series B preferred stock	—	2,369	988	4,551
Less: Cumulative dividends on Series C preferred stock	—	—	1,791	—
Net loss attributable to common stock	(23,502)	(18,014)	(53,513)	(32,596)
Weighted-average number of shares of common stock outstanding, basic and diluted	40,436,264	744,641	31,619,178	740,808
Net loss per common share, basic and diluted	$(0.58)	$(24.19)	$(1.69)	$(44.00)

Basic net loss per common share is calculated by dividing the net loss, adjusted for the unpaid cumulative Series B and Series C preferred stock dividends, by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. Common share equivalents include shares issuable upon the exercise of stock options and the conversion of preferred stock. During the three and six months ended June 30, 2026 and 2025, convertible preferred stock on an as if converted basis and unexercised options have been excluded as their effect is antidilutive. There were no other potentially dilutive, unissued shares of common stock for the three and six months ended June 30, 2026 and 2025. The Company had no outstanding non-voting common stock as of June 30, 2026 and 2025.
The Company reported net losses for each of the three and six months ended June 30, 2026 and 2025 and therefore excluded all options and convertible preferred stock from the computation of diluted net loss per common share as their inclusion would have had an antidilutive effect, as summarized below:

	Three and Six Months Ended June 30,
	2026	2025
Stock options	5,492,836	740,786
Restricted stock units	2,450	—
Convertible preferred stock	—	7,461,125
Total potentially dilutive shares	5,495,286	8,201,911

As described further in Note 5, Stockholders’ Equity – Common and Preferred Stock, in May 2026, the Company sold to Investors Pre-Funded Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.00001 per share. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of the Pre-funded Warrants, as the Pre-Funded Warrants are exercisable at any time for nominal cash consideration.
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
In connection with the IPO in the first quarter of 2026, the Board adopted, and the stockholders approved, the 2026 Plan, which superseded the 2021 Plan. The 2026 Plan had an initial share pool of 4,032,751 shares available to be granted. Stock option awards granted under the 2026 Plan generally vest over 48 months, with 25% vesting one year after the grant date and the remainder vesting in equal monthly installments over the following 36 months. Restricted stock units granted under the 2026 Plan generally vest over four years in equal annual installments. Additionally, in connection with the IPO, the Board adopted, and the stockholders approved, the 2026 ESPP with an initial share pool of 316,668 shares available to be granted.

During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $3.5 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $8.8 million and $0.3 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$704	$63	$2,678	$183
General and administrative	2,812	52	6,097	145
	$3,516	$115	$8,775	$328

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
8. Commitments and Contingencies
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2026 and December 31, 2025, there were no matters which would have a material impact on the Company’s financial results.
In July 2022, the Company entered into a license agreement to which the Company was granted intellectual property rights in certain technology, to develop, manufacture and commercialize such technology related to the advancement of its VDMC asset. The Company is required to make development and regulatory milestone payments up to $3.3 million and commercial and sales milestone up to $16.0 million. The Company is also required to pay annual single-digit royalties on net product sales over the term of the license agreement. As of June 30, 2026, it is not practicable to estimate the future payments of any such milestone payments or royalties that may arise due to the clinical stage of development of VDMC.
9. Development and Manufacturing Agreement and Master Service Agreement
Master Service Agreement
In September 2020, the Company entered into a Master Service Agreement (the “MSA”). The MSA provides the terms and conditions upon which the Company may engage for the purpose of managing the preclinical and clinical development of its products in the field of dermatology, and other related services or projects, by executing work orders specifying the details of the service and the related terms and conditions. The MSA automatically renews for additional 1-year terms until the MSA is terminated upon written notice. Either party may terminate a work order for material breach (subject to a cure period) and the Company may terminate any work order for any reason on 90 days’ written notice, subject to payment of fees earned and expenses payable, in addition to a termination fee equal to a low-double-digit percentage of the remaining work order budget. As of June 30, 2026, there are no outstanding work order cancellation fees.

During the three months ended June 30, 2026 and 2025, the Company recognized research and development expense of $9.3 million and $8.1 million, respectively, in connection with the MSA. During the six months ended June 30, 2026 and 2025, the Company recognized research and development expense of $19.7 million and $16.7 million, respectively, in connection with the MSA. As of June 30, 2026 and December 31, 2025, the Company has deposits with the counterparty of $8.4 million and $8.5 million, respectively and net prepaid balances with the counterparty of $0.9 million and $4.1 million, respectively. These are included in prepaid expenses on its condensed consolidated balance sheets.
Collaboration Agreement
In September 2020, the Company entered into a Collaboration Agreement, pursuant to which the counterparty serves as the exclusive provider of certain clinical trial management, regulatory, and related CRO services through completion of Work Order Number One of the MSA noted herein. In connection with the agreement, the Company issued the counterparty an unsecured convertible promissory note with a principal amount of approximately $0.5 million, which was converted into 238,008 shares of Series A-2 Preferred Stock in September 2021. The agreement may be terminated by the Company upon payment of a mid-six-figure liquidated damages amount, subject to reduction based on completed in-human clinical studies. As of June 30, 2026, there are no outstanding termination fees.
10. Related Party Transaction
Agreements with Green Line Talent Group LLC
In December 2024, the Company entered into certain talent search agreements with Green Line Talent Group LLC ("Green Line"), one of several third-party recruiting firms the Company engages to support its talent acquisition efforts, pursuant to which the Company retained Green Line to provide end-to-end recruitment services for various roles. Green Line is a related party in accordance with ASC 850, Related Party Disclosures, as a Partner at Green Line is the spouse of the Company's Chief Financial Officer. During the three months ended June 30, 2026 and 2025, the Company paid Green Line $0.2 million and less than $0.1 million, respectively, pursuant to the talent search agreements. During the six months ended June 30, 2026 and 2025, the Company paid Green Line $0.4 million and $0.1 million, respectively, pursuant to the talent search agreement.
11. Segments
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s CODM is the Chief Executive Officer. The Company manages its operations as a single operating and reportable segment and the measure of segment profit or loss is net loss. The CODM uses net loss in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. The following table summarizes the significant segment expenses presented on the Company's condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Direct research and development by program
VDPHL01	16,246	13,533	33,434	22,811
Other program candidates and expenses	42	(323)	218	883
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	2,268	1,055	5,744	1,934
Other expenses	51	64	136	148
General and administrative, excluding personnel expenses	6,616	1,283	11,224	2,333
General and administrative, personnel expenses (including share-based compensation)	4,330	461	8,659	879
Other segment items(1)	(6,051)	(428)	(8,681)	(943)
Segment net loss	(23,502)	(15,645)	(50,734)	(28,045)

(1)For the three months ended June 30, 2026, other segment items include interest income of $4.8 million and investment accretion of $1.3 million. For the three months ended June 30, 2025, other segment items include interest income of $0.1 million and investment accretion of $0.4 million. For the six months ended June 30, 2026 other segment items include interest income of $7.3 million and investment accretion of $1.4 million. For the six months ended June 30, 2025, other segment items include interest income of $0.6 million and investment accretion of $0.4 million.

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
The following milestones have been achieved to date through the second quarter of 2026:
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
■completion of our underwritten public offering, or the Follow-On Public Offering, pursuant to which we issued and sold an aggregate of 4,420,358 shares of common stock at a public offering price of $100.00 per share, including 576,568 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of $414.3 million after deducting underwriting discounts, commissions and offering expenses.

■Concurrently with the Follow On Public Offering, on May 1, 2026, we closed a private placement, or the Private Placement, pursuant to a Securities Purchase Agreement, or the Purchase Agreement, dated April 29, 2026, among us and certain entities affiliated with Montanova Capital (formerly known as Suvretta Capital), or each, an Investor, and collectively, the Investors, in which we sold to the Investors pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 300,000 shares of Common Stock, at an offering price of $99.99999 per Pre-Funded Warrant. We received aggregate net proceeds of $28.1 million after deducting placement agent fees and other expenses.

Subsequent to the second quarter of 2026, the following milestones have been achieved:
■completion of enrollment in our registration-directed Phase 2/3 trial, Study ‘306’, of VDPHL01 in female patients with mild-to-moderate PHL. We expect to report topline data from this study in the first half of 2027.

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
Study ‘207’ Data

On July 15, 2026, we announced positive topline results from Study ‘207’ evaluating VDPHL01 in females with mild-to-moderate pattern hair loss. Study '207' is a multicenter Phase 2 open label study in adult 21 male and 28 adult female pattern hair loss patients to obtain proof of concept for the safety and efficacy of twelve months of treatment with VDPHL01 8.5 mg twice daily in male patients and VDPHL01 4.5 mg either once or twice daily in female patients with PHL.
Among female participants who received either VDPHL01 4.5 mg once daily or VDPHL01 4.5 mg twice daily for 6 months, VDPHL01 demonstrated a potentially differentiated clinical profile defined by rapid onset of activity, consistent response across participants, and increases in hair count while being generally well tolerated with no treatment-related serious adverse events and no adverse events of special interest of cardiac origin. The most common adverse events were hypertrichosis and peripheral edema.
In the study, VDPHL01 achieved consistent hair growth on the endpoint of non-vellus TAHC and patient reported outcome benefit of ‘improved’ or ‘much improved’ on the AAIRS at Month 6. Participants achieved an average increase in non-vellus hair count of 22.7 hairs/cm² and 23.3 hairs/cm² in once daily and twice daily VDPHL01 treatment arms, respectively. Additionally, 88.9% of participants in the once daily dose arm and 90.0% of participants in the twice daily dose arm achieved ‘improved’ or ‘much improved’ hair coverage on the AAIRS.
The consistency of clinically meaningful hair growth reported by participants was further supported by investigator perception of hair growth, with investigators grading 100% (once daily dosing arm) and 90% (twice daily dosing arm) of female participants as having ‘improved’ or ‘much improved’ hair coverage at Month 6. Fast onset of hair growth was also observed by investigators and patients as early as Month 2, the earliest measured time point measured in the trial, with 67.2% of participants graded by investigators as demonstrating improvement and 63.2% of participants reporting improvement in hair coverage at Month 2.
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
Overview of the Company’s Financial Condition and Results of Operations
Since our inception we have devoted substantially all of our time and efforts to performing research and development activities, raising capital and recruiting management and technical staff to support our operations. We have never obtained regulatory approval for, or commercialized, a pharmaceutical product. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock and proceeds from our public offerings.
We have incurred recurring net losses since inception, including net losses of $50.7 million and $28.0 million for the six months ended June 30, 2026 and 2025, respectively. We have incurred negative cash flows from operations of $35.7 million and $29.0 million for the six months ended June 30, 2026 and 2025, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $174.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with development of VDPHL01 and our other product candidates and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, as we advance VDPHL01 or any of our other current and future product candidates through clinical development, seek regulatory approval for such product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, conduct pre-commercial launch activities and infrastructure building, and operate as a public company.

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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our personnel in executive, legal, finance and accounting, commercial, and other administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees paid for accounting, auditing, tax and consulting services, pre-launch planning, insurance costs, travel expenses and direct facility costs not otherwise included in research and development expenses.
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
Results of Operations
Comparison of the three months ended June 30, 2026 and 2025
The following table summarizes our results of operations:

	Three Months Ended June 30,
(in thousands)	2026	2025	CHANGE
Operating Expenses:
Research and development	$18,607	$14,329	$4,278
General and administrative	10,946	1,744	9,202
Total operating expenses	29,553	16,073	13,480
Loss from operations	(29,553)	(16,073)	(13,480)
Total other income, net	6,051	428	5,623
Income tax benefit	—	—	—
Net loss	$(23,502)	$(15,645)	$(7,857)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended June 30,
(in thousands)	2026	2025	CHANGE
VDPHL01	$16,246	$13,533	$2,713
Other program candidates and expenses	42	(323)	365
Other unallocated research and development costs
Personnel expenses (including stock-based compensation)	2,268	1,055	1,213
Other expenses	51	64	(13)
Total research and development expenses	$18,607	$14,329	$4,278

Research and development expenses were $18.6 million for the three months ended June 30, 2026, compared to $14.3 million for the three months ended June 30, 2025. The increase of $4.3 million was primarily due to:
■a $2.7 million increase in costs related to VDPHL01 primarily due to a $1.5 million increase in clinical trial marketing and recruitment costs and a $1.2 million increase in costs associated with medical educational activities. The increase in VDPHL01 costs also includes an increase in professional fees supporting development activities. These increased costs were offset by a decrease in costs related to chemistry, manufacturing and controls activities, including costs associated with GMP manufacturing and clinical materials to support ongoing and planned clinical studies, and a slight decrease in clinical trial expenses, including investigator fees, pass-through costs, and program management fees; and
■a $1.2 million increase in personnel-related costs, including a $0.6 million increase in stock-based compensation expense, primarily due to an increase in the fair value of awards granted as well as an increase in research and development related headcount as compared to the same period in the prior year.
General and Administrative Expenses
General and administrative expenses were $10.9 million for the three months ended June 30, 2026, compared to $1.7 million for the three months ended June 30, 2025. The increase of $9.2 million was primarily due to:
■a $3.9 million increase in payroll and personnel-related costs, including a $2.8 million increase in stock-based compensation, primarily due to an increase in the fair value of awards granted as well as an increase in general and administrative related headcount;
■a $2.3 million increase in costs related to pre-commercial preparation activities for the potential launch of VDPHL01; and
■a $2.2 million increase in costs associated with operating as a public company, including professional fees, subsequent to our IPO.
Total Other Income, Net
Total other income, net, was $6.1 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025. The increase of $5.6 million is primarily attributable to a $4.7 million increase in interest income on greater average cash and investment balances during the period.

Comparison of the six months ended June 30, 2026 and 2025
The following table summarizes our results of operations:

	Six Months Ended June 30,
(in thousands)	2026	2025	CHANGE
Operating Expenses:
Research and development	$39,532	$25,776	$13,756
General and administrative	19,883	3,212	16,671
Total operating expenses	59,415	28,988	30,427
Loss from operations	(59,415)	(28,988)	(30,427)
Total other income, net	8,681	943	7,738
Income tax benefit	—	—	—
Net loss	$(50,734)	$(28,045)	$(22,689)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025	CHANGE
VDPHL01	$33,434	$22,811	$10,623
Other program candidates and expenses	218	883	(665)
Other unallocated research and development costs
Personnel expenses (including stock-based compensation)	5,744	1,934	3,810
Other expenses	136	148	(12)
Total research and development expenses	$39,532	$25,776	$13,756

Research and development expenses were $39.5 million for the six months ended June 30, 2026, compared to $25.8 million for the six months ended June 30, 2025. The increase of $13.8 million was primarily due to:
■a $10.6 million increase in costs related to VDPHL01 primarily due to a $4.8 million increase in clinical trial marketing and recruitment costs and a $1.9 million increase in costs associated with medical educational activities. Clinical trial related expenses also increased from the expanded registration-directed and confirmatory clinical trial activity during the six months ended June 30, 2026 as compared to the prior period. The remaining increase in VDPHL01 costs is related to chemistry, manufacturing and controls activities, including costs associated with GMP manufacturing and clinical materials to support ongoing and planned clinical studies as compared to the prior year; and
■a $3.8 million increase in personnel-related costs, including a $2.5 million increase in stock-based compensation expense, primarily due to expense recognized on performance stock options in the first quarter of 2026, an increase in the fair value of awards granted, and an increase in research and development related headcount as compared to the same period in the prior year;
These increases were partially offset by:
■a decrease in costs related to other program candidates and expenses of $0.7 million. These decreases were primarily attributable to the Company’s decision to pause activities related to these programs to focus efforts on VDPHL01, which resulted in decreases in chemistry, manufacturing, and control activities as well as clinical trial expenses for VDMN and other program candidates.
General and Administrative Expenses
General and administrative expenses were $19.9 million for the six months ended June 30, 2026, compared to $3.2 million for the six months ended June 30, 2025. The increase of $16.7 million was primarily due to:

■a $7.8 million increase in payroll and personnel-related costs, including a $6.0 million increase in stock-based compensation, as a result of expense recognized on performance stock options in the first quarter of 2026, an increase in the fair value of awards granted, and an increase in general and administrative related headcount;
■a $4.6 million increase in costs related to pre-commercial preparation activities for the potential launch of VDPHL01; and
■a $3.2 million increase in costs associated with operating as a public company, including professional fees, subsequent to our IPO.
Total Other Income, Net
Total other income, net, was $8.7 million for the six months ended June 30, 2026, compared to $0.9 million for the six months ended June 30, 2025. The increase of $7.7 million is primarily attributable to a $6.7 million increase in interest income on greater average cash and investment balances during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through equity financings. Through June 30, 2026, we had received proceeds of approximately $263.2 million, net of issuance costs of $1.1 million, from the sale of our Series A, Series B and Series C redeemable convertible preferred stock and proceeds of approximately $269.1 million, net of issuance costs of $25.7 million, from our IPO. In May 2026, we completed the Public Offering and the Private Placement, from which we received proceeds of approximately $442.5 million net of issuance costs of $29.5 million. As of June 30, 2026, we had $819.9 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.
Future Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2030, based on our current operating plans. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(35,658)	$(28,960)
Net cash used in investing activities	(378,586)	(24,080)
Net cash provided by financing activities	711,811	8,552
Net increase (decrease) in cash and cash equivalents	$297,567	$(44,488)

Operating Activities
Net cash used in operating activities was $35.7 million for the six months ended June 30, 2026 and primarily consisted of a net loss of $50.7 million, adjusted for non-cash items, including stock-based compensation expense of $8.8 million, non-cash research and development services of $1.3 million, and net accretion on discount/premium of debt securities of $0.1 million, as well as the change in our net working capital. The net loss for the period was primarily driven by research and development spend related to VDPHL01, employee-related payroll and benefits costs, and professional fees related to operating as a public company.
Net cash used in operating activities was $29.0 million for the six months ended June 30, 2025, and primarily consisted of a net loss of $28.0 million adjusted for non-cash items, including stock-based compensation expense of $0.3 million and non-cash research and development services of $0.8 million, as well as the change in our net working capital. The net loss for the period was primarily driven by research and development spend related to VDPHL01, employee-related payroll and benefits costs, and general and administrative professional fees.
Investing Activities
Net cash used in investing activities was $378.6 million for the six months ended June 30, 2026 as compared to $24.1 million for the six months ended June 30, 2025. The increase was primarily driven by the purchase of investment securities partially offset by maturities of short-term investments during the period.
Financing Activities
Net cash provided by financing activities was $711.8 million for the six months ended June 30, 2026 as compared to $8.6 million for the six months ended June 30, 2025. The increase was primarily attributable to proceeds of $269.1 million from our initial public offering and $442.5 million from the follow-on offering and PIPE compared to proceeds of $8.4 million from the issuance of our Series B financing in the prior year.
Contractual Obligations
In February 2025, we entered into an office lease agreement in New Haven, Connecticut for a total of 1,202 square feet. This lease agreement provided the option to move to a larger space within the building during the term of the lease agreement, which we chose to do in April 2026. The new leased space is 6,336 square feet and the revised lease agreement expires in April 2029, with an option to extend the lease for an additional two years after initial expiration. We believe our existing facilities are sufficient for our current needs. To meet the future needs of our business, we expect to lease additional or alternate office space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms. Remaining lease payments from June 30, 2026 through the end of the lease term are approximately $0.6 million.
Purchase and Other Obligations
We enter contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred. As of June 30, 2026 and December 31, 2025 there were no amounts accrued related to termination charges.

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
We have incurred, and will continue to incur, significant expenses related to the clinical development of VDPHL01 and our other current and any future product candidates and ongoing operations. Our net losses for the six months ended June 30, 2026 and 2025 were $50.7 million and $28.0 million, respectively. As of June 30, 2026, we had an accumulated deficit of $174.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with development of VDPHL01 and our other product candidates and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance VDPHL01 in our ongoing Phase 3 trials and, if results are positive, prepare for the commercialization of VDPHL01, if approved.
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
We completed our IPO for gross proceeds of $294.8 million in the first quarter of 2026. In the second quarter of 2026, we completed the Follow-On Public Offering and the Private Placement, from which we received gross proceeds of $472.0 million, before deducting underwriting fees and discounts, and placement agent fees and other expenses. As of June 30, 2026, we had $819.9 million in cash, cash equivalents and marketable securities. We expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2030, based on our current operating plans. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We expect to attempt to raise additional cash in advance of exhausting our available capital resources.

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
From time to time, we also may disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. For example, in April 2026, we reported topline data in male patients from Study ‘302’ and in July 2026, we announced positive topline results from Study ‘207’; however, these results may not ultimately be reproducible or durable.
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
As of June 30, 2026, we had 37 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and we may not be able to implement improvements in an efficient or timely manner or may discover deficiencies in existing systems and controls. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth, in particular in connection with the potential commercial launch of VDPHL01, if approved, will also require significant capital expenditures and may divert financial resources from other product candidates or business initiatives. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of VDPHL01 or any other current or future product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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
Since shares of our common stock were sold in our IPO in February 2026 at a price of $17.00 per share and through August 6, 2026, the per share price of our common stock has ranged from $17.00 to $108.65. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Our directors, executive officers and greater than 5% stockholders and their affiliates, in the aggregate, beneficially own shares representing approximately 46% of our outstanding common stock as of August 6, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
As of June 30, 2026, we had federal and state NOL carryforwards of approximately $180.3 million. Federal NOL carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely but are permitted to be used in any taxable year to offset only up to 80% of taxable income in such taxable year, if any. It is uncertain if and to what extent various states will conform to federal law. There also may be periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Certain of the state NOL carryforwards will begin to expire in 2040.
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
On January 30, 2026, the Company’s registration statement on Form S-1 (File No. 333-292657) relating to our IPO became effective.
There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During our fiscal quarter ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.
Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 5, 2026).
3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on February 5, 2026).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 1, 2026).
10.1	Securities Purchase Agreement by and among the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
Date: August 11, 2026

VERADERMICS, INCORPORATED

By:	/s/ Reid Waldman, M.D.
Name:	Reid Waldman, M.D.
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dominic Carrano, CPA
Name:	Dominic Carrano, CPA
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)