Form 10-Q
period 2026-09-30
Veradermics, Inc
filed 2026-11-10
CIK 1827635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐   No ☒
The number of shares of Registrant’s Common Stock outstanding as of November 5, 2026 was 42,195,472.

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
■Any significant adverse effects, or AEs, or undesirable side effects caused by our product candidates may delay or prevent regulatory approval or market acceptance of our product candidates, or result in significant negative consequences following marketing approval, if any. Additionally, the clinical profile of VDPHL01 in female patients may differ from the clinical profile in male patients, and the outcomes observed to date in male patients may not be reflective or predictive of future outcomes for female patients;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
VERADERMICS, INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)

	As of September 30,	As of December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$132,156	$21,766
Marketable securities at fair value	666,194	120,096
Prepaid expenses and other current assets	7,434	10,632
Total current assets	805,784	152,494
Non-current assets:
Property, plant and equipment, net	386	22
Right-of-use asset and other non-current assets	1,045	103
Total non-current assets	1,431	125
Total assets	$807,215	$152,619
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,914	$2,126
Accrued expenses	8,162	6,979
Other current liabilities and lease liabilities	297	47
Total current liabilities	10,373	9,152
Lease liabilities - non-current	371	4
Total liabilities	10,744	9,156
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series A preferred stock, $0.00001 par value, 12,865,375 shares authorized, issued and outstanding with an aggregate liquidation preference of $37,238 as of December 31, 2025, net of issuance costs	—	36,860
Series B preferred stock, $0.00001 par value, 62,245,805 shares authorized, issued and outstanding with an aggregate liquidation preference of $85,376 as of December 31, 2025, net of issuance costs	—	78,903
Series C preferred stock, $0.00001 par value, 118,682,683 shares authorized, issued and outstanding with an aggregate liquidation preference of $154,815 as of December 31, 2025, net of issuance costs	—	150,563
Subscription receivable	—	(1,849)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value, 25,000,000 and 0 shares authorized as of September 30, 2026 and December 31, 2025, respectively and 0 shares issued or outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—

	As of September 30,	As of December 31,
(in thousands, except share and per share amounts)	2026	2025
Common stock, $0.00001 par value, 200,000,000 and 267,466,797 shares authorized as of September 30, 2026 and December 31, 2025, respectively and 42,185,678 and 749,760 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	994,676	2,346
Accumulated other comprehensive (loss) income	(3,052)	60
Accumulated deficit	(195,154)	(123,421)
Total stockholders’ equity (deficit)	796,471	(121,014)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$807,215	$152,619

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Operating expenses:
Research and development	$16,075	$18,097	$55,607	$43,873
General and administrative	12,704	2,251	32,587	5,463
Total operating expenses	28,779	20,348	88,194	49,336
Loss from operations	(28,779)	(20,348)	(88,194)	(49,336)
Other income:
Interest income	5,096	71	12,415	656
Other income	2,684	174	4,046	532
Total other income	7,780	245	16,461	1,188
Loss before income taxes	(20,999)	(20,103)	(71,733)	(48,148)
Income tax benefit	—	—	—	—
Net loss	$(20,999)	$(20,103)	$(71,733)	$(48,148)
Net loss attributable to common stock	$(20,999)	$(22,570)	$(74,512)	$(55,166)
Net loss per share of common stock, basic and diluted	$(0.50)	$(30.15)	$(2.12)	$(74.21)
Weighted average common stock outstanding, basic and diluted	42,115,003	748,485	35,156,232	743,401
Other comprehensive loss:
Net unrealized (losses) gains on marketable securities	(2,157)	5	(3,112)	1
Total other comprehensive (loss) income	(2,157)	5	(3,112)	1
Total comprehensive loss	$(23,156)	$(20,098)	$(74,845)	$(48,147)

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock							Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2024	12,865,375	$36,860	55,246,971	$66,285	—	$—	$(3,848)	736,933	$1	$750	$—	$—	$(49,231)	$(48,480)
Issuance of Series B Redeemable Convertible Preferred Stock, net of issuance costs of $10	—	—	6,998,834	8,423	—	—	—	—	—	—	—	—	—	—
Subscription receivable settled through research and development services received	—	—	—	—	—	—	357	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	213	—	—	—	213
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,400)	(12,400)
Balance, March 31, 2025	12,865,375	$36,860	62,245,805	$74,708	—	$—	$(3,491)	736,933	$1	963	—	$—	$(61,631)	$(60,667)
Subscription receivable settled through research and development services received	—	—	—	—	—	—	466	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	115	—	—	—	115
Stock option exercises	—	—	—	—	—	—	—	10,628	—	129	—	—	—	129
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,645)	(15,645)
Balance, June 30, 2025	12,865,375	$36,860	62,245,805	$74,708	—	$—	$(3,025)	747,561	$1	1,207	—	$(4)	$(77,276)	$(76,072)
Subscription receivable settled through research and development services received	—	—	—	—	—	—	559	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	138	—	—	—	138
Stock option exercises	—	—	—	—	—	—	—	1,466	—	18	—	—	—	18
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,103)	(20,103)

	Redeemable Convertible Preferred Stock							Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance, September 30, 2025	12,865,375	$36,860	62,245,805	$74,708	—	$—	$(2,466)	749,027	$1	1,363	—	$1	$(97,379)	$(96,014)

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited) (continued)

	Redeemable Convertible Preferred Stock							Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2025	12,865,375	$36,860	62,245,805	$78,903	118,682,683	$150,563	$(1,849)	749,760	$1	$2,346	$—	$60	$(123,421)	$(121,014)
Issuance of common stock in connection with initial public offering, net of issuance costs of $25,666	—	—	—	—	—	—	—	17,339,294	—	269,102	—	—	—	269,102
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(12,865,375)	(36,860)	(62,245,805)	(78,903)	(118,682,683)	(150,563)	1,849	19,250,410	—	266,326	(1,849)	—	—	264,477
Subscription receivable settled through research and development services received	—	—	—	—	—	—	—	—	—	—	621	—	—	621
Stock-based compensation	—	—	—	—	—	—	—	—	—	5,259	—	—	—	5,259
Stock option exercises	—	—	—	—	—	—	—	826	—	11	—	—	—	11
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(584)	—	(584)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,232)	(27,232)
Balance, March 31, 2026	—	$—	—	$—	—	$—	$—	37,340,290	$1	$543,044	$(1,228)	$(524)	$(150,653)	$390,640
Issuance of common stock in connection with public offering, net of issuance costs of $27,701	—	—	—	—	—	—	—	4,420,358	—	414,335	—	—	—	414,335
Issuance of pre-funded warrants to purchase common stock in connection with private placement, net of issuance costs of $1,880	—	—	—	—	—	—	—	—	—	28,120	—	—	—	28,120

	Redeemable Convertible Preferred Stock							Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Subscription Receivable	Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Subscription receivable settled through research and development services received	—	—	—	—	—	—	—	—	—	—	632	—	—	632
Stock-based compensation	—	—	—	—	—	—	—	—	—	3,516	—	—	—	3,516
Stock option exercises	—	—	—	—	—	—	—	19,488	—	243	—	—	—	243
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(371)	—	(371)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,502)	(23,502)
Balance, June 30, 2026	—	$—	—	$—	—	$—	$—	41,780,136	$1	$989,258	$(596)	$(895)	$(174,155)	$813,613
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	—	—	—	300,000	—	—	—	—	—	—
Subscription receivable settled through research and development services received	—	—	—	—	—	—	—	—	—	—	596	—	—	596
Stock-based compensation	—	—	—	—	—	—	—	—	—	4,091	—	—	—	4,091
Stock option exercises	—	—	—	—	—	—	—	105,542	—	1,327	—	—	—	1,327
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(2,157)	—	(2,157)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,999)	(20,999)
Balance, September 30, 2026	—	$—	—	$—	—	$—	$—	42,185,678	$1	$994,676	$—	$(3,052)	$(195,154)	$796,471

See accompanying notes to the financial statements

VERADERMICS, INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(71,733)	$(48,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,866	466
Non-cash research and development services	1,849	1,382
Net accretion of discount/premium on debt securities	(1,563)	(418)
Other	108	29
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,198	(1,126)
Interest receivable on marketable securities	(3,854)	—
Accounts payable	(212)	(263)
Accrued expenses	1,182	132
Other non-current assets	(406)	—
Other current liabilities and lease liabilities	(38)	(28)
Net cash used in operating activities	(58,603)	(47,974)
Cash flows from investing activities:
Purchase of property, plant and equipment	(367)	(19)
Purchases of marketable securities	(638,386)	(24,061)
Maturities of marketable securities	94,608	15,000
Net cash used in investing activities	(544,145)	(9,080)
Cash flows from financing activities:
Issuance of Series B preferred stock, net of issuance costs paid	—	8,423
Pre-funded equity financing	—	1,060
Initial public offering, net of issuance costs paid	269,102	—
Public offering, net of issuance costs	414,335	—
Pre-funded warrants, net of issuance costs	28,120	—
Exercise of stock options	1,581	147
Net cash provided by financing activities	713,138	9,630
Net increase (decrease) in cash and cash equivalents	110,390	(47,424)
Cash and cash equivalents—beginning of period	21,766	53,084
Cash and cash equivalents—end of period	$132,156	$5,660
Supplemental schedule of noncash activities:
Unrealized (loss) gain on marketable securities	$(3,112)	$1
Right-of-use asset exchanged for lease liabilities	$694	$90

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
In May 2026, the Company closed a private placement (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated April 29, 2026, among the Company and certain entities affiliated with Montanova Capital (formerly known as Suvretta Capital) (each, an “Investor” and collectively, the “Investors”), in which the Company sold to the Investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 300,000 shares of common stock, at an offering price of $99.99999 per Pre-Funded Warrant. The gross proceeds of the Private Placement were approximately $30.0 million and net proceeds of approximately $28.1 million after deducting placement agent fees and other expenses. In August 2026, the Investors exercised the Pre-Funded Warrants, purchasing 300,000 shares of common stock at an exercise price of $0.00001 per share.

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
The Company has incurred recurring losses since its inception, including net losses of $71.7 million and $48.1 million for the nine months ended September 30, 2026 and 2025, respectively, as well as incurred negative cash flows from operations of $58.6 million and $48.0 million, respectively. In addition, as of September 30, 2026, the Company had an accumulated deficit of $195.2 million. The Company expects to continue to generate operating losses for the foreseeable future. Through September 30, 2026, the Company has financed its operations primarily from the sale of equity securities. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations.

As of September 30, 2026, we had $798.4 million in cash, cash equivalents and marketable securities. We expect our existing cash, cash equivalents and marketable securities will enable the Company to meet its obligations for at least the twelve-month period from the date the financial statements are available to be issued.
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
If the Company’s product development efforts are successful, they are subject to significant risks and uncertainties related to product commercialization and launch, including being unable to secure additional funding to support the Company’s commercial launch efforts. Additionally, the Company’s potential product would compete in the market of medical dermatology. The industry is subject to technology advancements as well as being affected by political conditions which could impact the market’s reimbursement and regulatory policy, and by economic conditions surrounding availability and affordability of health insurance and access to health services. The pharmaceutical industry is heavily regulated by the need for approval in order to sell a product, to reimbursement policy for use of the product, and how companies can and cannot interact and sell to physicians or hospitals.
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
3. Prepaid Expenses, Other Current Assets, and Accrued Expenses
Prepaid expenses and other current assets consist of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Prepaid research and development	$4,580	$5,609
Tax credit receivable	1,213	1,255
Prepaid insurance	362	31
Deferred IPO costs	—	3,387
Interest receivable on cash equivalents	25	43
Other	1,254	307
	$7,434	$10,632

Accrued expenses consists of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Professional fees	$2,655	$4,338
Research and development	1,776	702
Bonus	1,960	1,939
Other	1,771	—
	$8,162	$6,979

4. Available-for-sale debt securities
The amortized cost and fair value of our available-for-sale debt securities by type of security as of September 30, 2026 are as follows:

(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$22,582	$—	$—	$22,582
U.S. treasury securities	Level 1	705,197	2	(2,558)	702,641
U.S. government agency securities	Level 2	70,977	—	(495)	70,482

The amortized cost and fair value of our available-for-sale debt securities by type of security as of December 31, 2025 are as follows:

(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$12,204	$—	$—	$12,204
U.S. treasury securities	Level 1	78,268	46	—	78,314
U.S. government agency securities	Level 2	49,767	15	(1)	49,781

There were no transfers between levels within the fair value hierarchy during the periods presented.
The fair values of available-for-sale debt securities, by classification, included in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents	$129,511	$20,203
Marketable securities	666,194	120,097

As of September 30, 2026 and December 31, 2025, the amounts shown for marketable securities on our condensed consolidated balance sheets are inclusive of $4.7 million and $0.9 million of earned interest receivable, respectively.
The amortized cost and fair value of available-for-sale debt securities as of September 30, 2026 and December 31, 2025, by contractual maturity, are summarized as follows:

	As of September 30, 2026		As of December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$581,693	$580,628	$114,003	$114,047
Due in one year through five years	217,063	215,077	26,237	26,253
Total	$798,756	$795,705	$140,240	$140,300

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2026 and December 31, 2025 was $770.2 million and $9.6 million, respectively. The Company had no realized gains or losses during the nine months ended September 30, 2026 or 2025. As of September 30, 2026 and December 31, 2025, the Company believes that the cost basis of our available-for-sale debt securities is recoverable and no allowance for credit losses was recorded.
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
As of September 30, 2026 and December 31, 2025, a total of 42,185,678 and 749,760 shares of common stock were issued and outstanding, respectively. An aggregate of 2,089,809 shares and 316,668 shares of common stock were reserved for the granting of stock-based compensation under the Company’s 2026 Equity Incentive Plan (the “2026 Plan”) and 2026 Employee Stock Purchase Plan (the “2026 ESPP”), respectively, as of September 30, 2026.
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
As the Pre-Funded Warrants were indexed to the Company’s common stock, and otherwise met the requirements to be classified in equity, the Company recorded the consideration received from the issuance of the Pre-Funded Warrants as additional paid-in capital on the Company’s consolidated balance sheets. The Pre-Funded Warrants were exercisable at any time. The exercise price of each Pre-Funded Warrant equaled $0.00001 per underlying share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant was subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The Pre-Funded Warrants were exercisable in cash or by means of a cashless exercise and did not expire until the date the Pre-Funded Warrants were fully exercised.
The Pre-Funded Warrants could not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would have exceeded 9.99% of the Company’s common stock; provided, however, that a holder could increase or decrease the beneficial ownership limitation by giving written notice to the Company, but not to any percentage in excess of 19.99%, and any such increase would not be effective until the 61st day after such notice was delivered to the Company.
In August 2026, the Investors exercised the Pre-Funded Warrants, purchasing 300,000 shares of common stock at an exercise price of $0.00001 per share. As of September 30, 2026, there were no Pre-Funded Warrants outstanding.
6. Net Loss Per Common Share
Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except for share and per share amounts)	2026	2025	2026	2025
Net loss	$(20,999)	$(20,103)	$(71,733)	$(48,148)
Less: Cumulative dividends on Series B preferred stock	—	2,467	988	7,018
Less: Cumulative dividends on Series C preferred stock	—	—	1,791	—
Net loss attributable to common stock	(20,999)	(22,570)	(74,512)	(55,166)
Weighted-average number of shares of common stock outstanding, basic and diluted	42,115,003	748,485	35,156,232	743,401
Net loss per common share, basic and diluted	$(0.50)	$(30.15)	$(2.12)	$(74.21)

Basic net loss per common share is calculated by dividing the net loss, adjusted for the unpaid cumulative Series B and Series C preferred stock dividends, by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. Common share equivalents include shares issuable upon the exercise of stock options and the conversion of preferred stock. During the three and nine months ended September 30, 2026 and 2025, convertible preferred stock on an as if converted basis, unexercised options, restricted stock units, and estimated shares issuable under the current ESPP offering period have been excluded as their effect is antidilutive. There were no other potentially dilutive, unissued shares of common stock for the three and nine months ended September 30, 2026 and 2025. The Company had no outstanding non-voting common stock as of September 30, 2026 and 2025.
The Company reported net losses for each of the three and nine months ended September 30, 2026 and 2025 and therefore excluded all options, restricted stock units, convertible preferred stock, and estimated shares issuable under the current ESPP offering period from the computation of diluted net loss per common share as their inclusion would have had an antidilutive effect, as summarized below:

	Three and Nine Months Ended September 30,
	2026	2025
Stock options	5,478,455	739,331
Restricted stock units	51,835	—
Convertible preferred stock	—	7,461,130
ESPP shares	612	—
Total potentially dilutive shares	5,530,902	8,200,461

As described further in Note 5, Stockholders’ Equity – Common and Preferred Stock, in May 2026, the Company sold to Investors Pre-Funded Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.00001 per share. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of the Pre-Funded Warrants as of the May 2026 date of issue, as the Pre-Funded Warrants were exercisable at any time for nominal cash consideration. As noted above, in August 2026, the Investors exercised the Pre-Funded Warrants, purchasing 300,000 shares of common stock at an exercise price of $0.00001 per share.
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
In connection with the IPO in the first quarter of 2026, the Board adopted, and the stockholders approved, the 2026 Plan, which superseded the 2021 Plan. The 2026 Plan had an initial share pool of 4,032,751 shares available to be granted. Stock option awards granted under the 2026 Plan generally vest over 48 months, with 25% vesting one year after the grant date and the remainder vesting in equal monthly installments over the following 36 months. Restricted stock units granted under the 2026 Plan generally vest over four years in equal annual installments. Additionally, in connection with the IPO, the Board adopted, and the stockholders approved, the 2026 ESPP, with an initial share pool of 316,668 shares available to be granted.

During the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $4.1 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $12.9 million and $0.5 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$903	$83	$3,581	$266
General and administrative	3,188	55	9,285	200
	$4,091	$138	$12,866	$466

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
8. Commitments and Contingencies
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2026 and December 31, 2025, there were no matters which would have a material impact on the Company’s financial results.
In July 2022, the Company entered into a license agreement to which the Company was granted intellectual property rights in certain technology, to develop, manufacture and commercialize such technology related to the advancement of its VDMC asset. The Company is required to make development and regulatory milestone payments up to $3.3 million and commercial and sales milestone up to $16.0 million. The Company is also required to pay annual single-digit royalties on net product sales over the term of the license agreement. As of September 30, 2026, it is not practicable to estimate the future payments of any such milestone payments or royalties that may arise due to the clinical stage of development of VDMC.
9. Development and Manufacturing Agreement and Master Service Agreement
Master Service Agreement
In September 2020, the Company entered into a Master Service Agreement (the “MSA”) with Therapeutics, Inc. (“TI”). The MSA provides the terms and conditions upon which the Company may engage TI for the purpose of managing the preclinical and clinical development of its products in the field of dermatology, and other related services or projects, by executing work orders specifying the details of the service and the related terms and conditions. The MSA automatically renews for additional 1-year terms until the MSA is terminated upon written notice. Either party may terminate a work order for material breach (subject to a cure period) and the Company may terminate any work order for any reason on 90 days’ written notice, subject to payment of fees earned and expenses payable, in addition to a termination fee equal to a low-double-digit percentage of the remaining work order budget. As of September 30, 2026, there are no outstanding work order cancellation fees.

During the three months ended September 30, 2026 and 2025, the Company recognized research and development expense of $8.0 million and $13.0 million, respectively, in connection with the MSA. During the nine months ended September 30, 2026 and 2025, the Company recognized research and development expense of $27.7 million and $29.7 million, respectively, in connection with the MSA. As of September 30, 2026 and December 31, 2025, the Company has deposits with TI of $9.2 million and $8.5 million, respectively and net prepaid balances with TI of $4.6 million and $4.1 million, respectively. These are included in prepaid expenses and other current assets on its condensed consolidated balance sheets.
Collaboration Agreement
In September 2020, the Company entered into a Collaboration Agreement with TI, pursuant to which TI serves as the exclusive provider of certain clinical trial management, regulatory, and related CRO services through completion of Work Order Number One of the MSA noted herein. In connection with the agreement, the Company issued TI an unsecured convertible promissory note with a principal amount of approximately $0.5 million, which was converted into 238,008 shares of Series A-2 Preferred Stock in September 2021. The agreement may be terminated by the Company upon payment of a mid-six-figure liquidated damages amount, subject to reduction based on completed in-human clinical studies. As of September 30, 2026, there are no outstanding termination fees.
10. Related Party Transaction
Agreements with Green Line Talent Group LLC
In December 2024, the Company entered into certain talent search agreements with Green Line Talent Group LLC ("Green Line"), one of several third-party recruiting firms the Company engages to support its talent acquisition efforts, pursuant to which the Company retained Green Line to provide end-to-end recruitment services for various roles. Green Line is a related party in accordance with ASC 850, Related Party Disclosures, as a Partner at Green Line is the spouse of the Company's Chief Financial Officer. During the three months ended September 30, 2026 and 2025, the Company paid Green Line $0.4 million and less than $0.1 million, respectively, pursuant to the talent search agreements. During the nine months ended September 30, 2026 and 2025, the Company paid Green Line $0.8 million and $0.1 million, respectively, pursuant to the talent search agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Direct research and development by program
VDPHL01	13,156	16,647	46,590	39,458
Other program candidates and expenses	6	174	224	1,057
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	2,862	1,078	8,606	3,012
Other expenses	51	198	187	346
General and administrative, excluding personnel expenses	7,262	1,642	18,486	3,975
General and administrative, personnel expenses (including share-based compensation)	5,442	609	14,101	1,488
Other segment items(1)	(7,780)	(245)	(16,461)	(1,188)
Segment net loss	(20,999)	(20,103)	(71,733)	(48,148)

(1)For the three months ended September 30, 2026, other segment items include interest income of $5.1 million and investment accretion of $2.6 million. For the three months ended September 30, 2025, other segment items include interest income of $0.1 million and investment accretion of $0.1 million. For the nine months ended September 30, 2026 other segment items include interest income of $12.4 million and investment accretion of $4.0 million. For the nine months ended September 30, 2025, other segment items include interest income of $0.7 million and investment accretion of $0.5 million.

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
The following milestones have been achieved to date through the third quarter of 2026:
■We reported positive topline data from our registration-directed Phase 2/3 trial, Study ‘302’, of VDPHL01 in male patients with mild-to-moderate PHL in April 2026.
■Study ‘302’ is a multi-center, randomized, placebo-controlled study evaluating the clinical efficacy, safety, and tolerability in 519 enrolled patients who were randomized to receive either VDPHL01 8.5mg once daily, or QD, VDPHL01 8.5mg twice daily, or BID, or placebo. The trial met all primary and all key secondary endpoints with statistical significance, demonstrating a potentially differentiated clinical profile defined by rapid onset of activity, consistent response across patients, and robust increases in hair count while being generally well tolerated with no treatment-related serious adverse events, or SAEs, and no adverse events of special interest, or AESIs, of cardiac origin. The most common TEAEs occurring in greater than 5% of patients vs. placebo included peripheral edema and hypertrichosis.
■We announced positive topline results from Study ‘207’ evaluating VDPHL01 in females with mild-to-moderate pattern hair loss in July 2026.

■Study '207' is a multicenter Phase 2 open label study in adult 21 male and 28 adult female pattern hair loss patients to obtain proof of concept for the safety and efficacy of twelve months of treatment with VDPHL01 8.5 mg twice daily in male patients and VDPHL01 4.5 mg either once or twice daily in female patients with PHL. Among female participants who received either VDPHL01 4.5 mg once daily or VDPHL01 4.5 mg twice daily for 6 months, VDPHL01 demonstrated a potentially differentiated clinical profile defined by rapid onset of activity, consistent response across participants, and increases in hair count while being generally well tolerated with no treatment-related serious adverse events and no adverse events of special interest of cardiac origin. The most common adverse events were hypertrichosis and peripheral edema.
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
■Concurrently with the Follow-On Public Offering, on May 1, 2026, we closed a private placement, or the Private Placement, pursuant to a Securities Purchase Agreement, or the Purchase Agreement, dated April 29, 2026, among us and certain entities affiliated with Montanova Capital (formerly known as Suvretta Capital), or each, an Investor, and collectively, the Investors, in which we sold to the Investors pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 300,000 shares of Common Stock, at an offering price of $99.99999 per Pre-Funded Warrant. We received aggregate net proceeds of $28.1 million after deducting placement agent fees and other expenses. In August 2026, the Investors exercised the Pre-Funded Warrants, purchasing 300,000 shares of common stock at an exercise price of $0.00001 per share.

Recent Developments
Study ‘304’ Data
In October 2026, we announced positive topline data from our Phase 3 clinical trial, Study ‘304’ evaluating VDPHL01 in males with mild-to-moderate PHL. Study ‘304’ is a multi-center, randomized, placebo-controlled study evaluating clinical efficacy, safety, and tolerability in 536 enrolled patients who were randomized to receive either VDPHL01 8.5mg QD, VDPHL01 8.5mg BID or placebo. The trial met all primary and secondary endpoints with high statistical significance, demonstrating a potentially differentiated clinical profile defined by rapid onset of activity, consistent response across patients, and robust increases in hair count while being generally well tolerated with no treatment-related SAEs and no AESIs of cardiac origin.
In the study, VDPHL01 achieved superior hair growth compared with placebo (p<0.0001) on the co‑primary endpoints of non-vellus Target Area Hair Count (“TAHC”) and patient reported outcome (“PRO”) benefit of ‘improved’ or ‘much improved’ on the Androgenetic Alopecia Impact Rating Scale (“AAIRS”) at Month 6. Patients achieved an average increase in non-vellus TAHC of 28.6 hairs/cm² (p<0.0001) and 36.4 hairs/cm² (p<0.0001) in QD and BID VDPHL01 treatment arms, respectively. Those receiving placebo showed a 6.6 hairs/cm² increase from baseline at Month 6.
Following 6 months of treatment with VDPHL01, 78.8% of patients in the QD dose arm (p<0.0001) and 85.0% of patients in the BID dose arm (p<0.0001) reported improvement in hair coverage on the AAIRS versus 35.3% of placebo patients. Additionally, 55.7% of patients in the QD dose arm (p<0.0001) and 68.7% of patients in the BID dose arm (p<0.0001) achieved ‘improved’ or ‘much improved’ hair coverage on the AAIRS compared to 15.0% of placebo patients.
In addition to meeting the co-primary endpoints, the study also met all secondary endpoints. Investigator perception was measured with investigators grading 78.4% (QD; p<0.0001) and 82.7% (BID; p<0.0001) of male patients as having improved hair coverage at Month 6 (p<0.0001) using the Investigator Global Assessment, or IGA, scale. Rapid onset of hair growth was also observed at the earliest time point measured in the trial, with statistically significant separation from placebo on TAHC, PRO and IGA as early as Month 2.

Treatment with VDPHL01 was generally well tolerated through Month 6, with an overall safety profile consistent with topline findings from Part A of the Company’s Phase 2/3 clinical trial, Study ‘302’ evaluating VDPHL01 in males with mild-to-moderate PHL. No treatment-related SAEs and no AESIs of cardiac origin were observed in the study. The only TEAE occurring in greater than 5% of patients with an imbalance between active and placebo was hypertrichosis (2.2% QD, 9.0% BID).
Study ‘302’ Data

In November 2026, we announced positive topline results from Part B of our randomized, double-blind, placebo-controlled, registration-directed Phase 2/3 clinical trial (Study ‘302’) evaluating VDPHL01, an investigational, proprietary, extended-release oral minoxidil formulation, in over 500 males with mild-to-moderate pattern hair loss. Study ‘302’ enrolled 519 patients who were randomized to receive either VDPHL01 8.5mg once daily (QD), VDPHL01 8.5mg twice daily (BID), or placebo for 6 months. After Month 6, patients in the placebo group were crossed over into VDPHL01 treatment arms for the remaining 6 months.
In Part B of Study ‘302’, participants in the VDPHL01 continued group had an increase in non-vellus hair count of 43.9 hairs/cm2 and 29.7 hairs/cm2 in twice-daily (BID) and once-daily (QD) treatment arms from baseline to Month 12, respectively. These results demonstrated a deepening of hair growth in the BID dose arm and maintenance of hair growth for the QD dose arm.
At Month 12 of treatment with VDPHL01, 89.1% of participants in the BID dose arm and 79.8% of participants in the QD dose arm reported visible improvement in hair coverage on the Androgenetic Alopecia Impact Rating Scale (AAIRS). Additionally, 68.0% of participants in the BID dose arm and 48.4% of participants in the QD dose arm achieved ‘improved’ or ‘much improved’ hair coverage on the AAIRS. Investigator perception of hair growth further supported the consistency of meaningful hair growth reported by participants, with investigators grading 92.2% (BID) and 74.4% (QD) of participants as having improved hair coverage using the Investigator Global Assessment (IGA) scale.
Treatment with VDPHL01 in the continued group was generally well tolerated through Month 12 with an overall safety profile consistent with Part A of Study ‘302’ and Study ‘304’. No treatment-related SAEs, no AESIs of cardiac origin, and no new safety signals were observed in the study. No TEAEs leading to study discontinuation were observed between Month 6 and Month 12 in the VDPHL01 continued group.
At Month 12, participants in the BID and QD placebo crossed treatment arms had an increase in non-vellus hair count of 32.1 hairs/cm2 and 24.5 hairs/cm2, respectively. Visible improvements in hair coverage for participants in the placebo crossed group were reported by 82.0% of participants in the BID dose arm and 73.2% of participants in the QD dose arm on the AAIRS. Additionally, 60.7% of participants in the BID dose arm and 42.9% of participants in the QD dose arm achieved ‘improved’ or ‘much improved’ hair coverage on the outcome.
Further, the consistency of clinically meaningful hair growth reported by participants was supported by investigator perception of hair growth, with investigators grading 83.9% and 80.0% of BID and QD participants in the placebo crossed group, respectively, as having improved hair coverage at Month 12 using the IGA scale. Treatment in the placebo crossed group was generally well tolerated with a safety profile comparable to those observed in the VDPHL01 continued group.

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
We have incurred recurring net losses since inception, including net losses of $71.7 million and $48.1 million for the nine months ended September 30, 2026 and 2025, respectively. We have incurred negative cash flows from operations of $58.6 million and $48.0 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, as of September 30, 2026, the Company had an accumulated deficit of $195.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with development of VDPHL01 and our other product candidates and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, as we advance VDPHL01 or any of our other current and future product candidates through clinical development, seek regulatory approval for such product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, conduct pre-commercial launch activities and infrastructure building, and operate as a public company.
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
Components of Results of Operations
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with our research and development activities, which can include drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:
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
Total Other Income
Total other income includes interest income earned on cash equivalents and marketable securities and accretion on investments.

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025
The following table summarizes our results of operations:

	Three Months Ended September 30,
(in thousands)	2026	2025	CHANGE
Operating Expenses:
Research and development	$16,075	$18,097	$(2,022)
General and administrative	12,704	2,251	10,453
Total operating expenses	28,779	20,348	8,431
Loss from operations	(28,779)	(20,348)	(8,431)
Total other income	7,780	245	7,535
Income tax benefit	—	—	—
Net loss	$(20,999)	$(20,103)	$(896)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended September 30,
(in thousands)	2026	2025	CHANGE
VDPHL01	$13,156	$16,647	$(3,491)
Other program candidates and expenses	6	174	(168)
Other unallocated research and development costs
Personnel expenses (including stock-based compensation)	2,862	1,078	1,784
Other expenses	51	198	(147)
Total research and development expenses	$16,075	$18,097	$(2,022)

Research and development expenses were $16.1 million for the three months ended September 30, 2026, compared to $18.1 million for the three months ended September 30, 2025. The decrease of $2.0 million was primarily due to:
■a $3.5 million decrease in costs related to VDPHL01 primarily due to a $4.9 million decrease in clinical trial expenses, including investigator fees, pass-through costs, and program management fees, and a $1.7 million decrease in clinical trial marketing and recruitment costs, as all on-going clinical trials were fully enrolled by September 30, 2026. The decreased costs were offset by a $1.7 million increase in costs related to chemistry, manufacturing and controls activities, including costs associated with GMP manufacturing and clinical materials to support ongoing and planned clinical studies and a $0.8 million increase in costs associated with medical educational activities; and

This decrease was partially offset by:
■a $1.8 million increase in personnel-related costs, including a $0.8 million increase in stock-based compensation expense, primarily due to an increase in the fair value of awards granted as well as an increase in research and development related headcount as compared to the same period in the prior year.
General and Administrative Expenses
General and administrative expenses were $12.7 million for the three months ended September 30, 2026, compared to $2.3 million for the three months ended September 30, 2025. The increase of $10.5 million was primarily due to:

■a $4.8 million increase in payroll and personnel-related costs, including a $3.1 million increase in stock-based compensation, primarily due to an increase in the fair value of awards granted as well as an increase in general and administrative related headcount;
■a $2.7 million increase in costs related to pre-commercial preparation activities for the potential launch of VDPHL01; and
■a $2.5 million increase in costs associated with operating as a public company, including legal, accounting, audit, and other professional fees, subsequent to our IPO.
Total Other Income
Total other income, which includes interest and accretion income on investments, was $7.8 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ended September 30, 2025. The $7.5 million increase is primarily attributable to greater average cash and investment balances during the period.
Comparison of the nine months ended September 30, 2026 and 2025
The following table summarizes our results of operations:

	Nine Months Ended September 30,
(in thousands)	2026	2025	CHANGE
Operating Expenses:
Research and development	$55,607	$43,873	$11,734
General and administrative	32,587	5,463	27,124
Total operating expenses	88,194	49,336	38,858
Loss from operations	(88,194)	(49,336)	(38,858)
Total other income	16,461	1,188	15,273
Income tax benefit	—	—	—
Net loss	$(71,733)	$(48,148)	$(23,585)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025	CHANGE
VDPHL01	$46,590	$39,458	$7,132
Other program candidates and expenses	224	1,057	(833)
Other unallocated research and development costs
Personnel expenses (including stock-based compensation)	8,606	3,012	5,594
Other expenses	187	346	(159)
Total research and development expenses	$55,607	$43,873	$11,734

Research and development expenses were $55.6 million for the nine months ended September 30, 2026, compared to $43.9 million for the nine months ended September 30, 2025. The increase of $11.7 million was primarily due to:
■a $7.1 million increase in costs related to VDPHL01 primarily due to a $3.1 million increase in costs related to chemistry, manufacturing and controls activities, including costs associated with GMP manufacturing and clinical materials to support ongoing and planned clinical studies as compared to the prior year. The increase was also attributable to a $3.0 million increase in clinical trial marketing and recruitment costs and a $2.7 million increase in costs associated with medical educational activities. These increases were partially offset by an overall decrease in clinical trial expenses, including investigator fees, pass-through costs, and program management fees; and
■a $5.6 million increase in personnel-related costs, including a $3.3 million increase in stock-based compensation expense, primarily due to expense recognized on performance stock options in the first quarter of 2026, an increase in the fair value of awards granted, and an increase in research and development related headcount as compared to the same period in the prior year;
These increases were partially offset by:
■a decrease in costs related to other program candidates and expenses of $0.8 million. These decreases were primarily attributable to the Company’s decision to pause activities related to these programs to focus efforts on VDPHL01, which resulted in decreases in chemistry, manufacturing, and control activities as well as clinical trial expenses for VDMN and other program candidates.
General and Administrative Expenses
General and administrative expenses were $32.6 million for the nine months ended September 30, 2026, compared to $5.5 million for the nine months ended September 30, 2025. The increase of $27.1 million was primarily due to:
■a $12.6 million increase in payroll and personnel-related costs, including a $9.1 million increase in stock-based compensation, as a result of expense recognized on performance stock options in the first quarter of 2026, an increase in the fair value of awards granted, and an increase in general and administrative related headcount;
■a $7.1 million increase in costs related to pre-commercial preparation activities for the potential launch of VDPHL01; and
■a $6.1 million increase in costs associated with operating as a public company, including legal, accounting, audit, and other professional fees, subsequent to our IPO.
Total Other Income
Total other income, which includes interest and accretion income on investments, was $16.5 million for the nine months ended September 30, 2026, compared to $1.2 million for the nine months ended September 30, 2025. The $15.3 million increase is primarily attributable to greater average cash and investment balances during the period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through equity financings. Through September 30, 2026, we had received proceeds of approximately $263.2 million, net of issuance costs of $1.1 million, from the sale of our Series A, Series B and Series C redeemable convertible preferred stock and proceeds of approximately $269.1 million, net of issuance costs of $25.7 million, from our IPO. In May 2026, we completed the Public Offering and the Private Placement, from which we received proceeds of approximately $442.5 million net of issuance costs of $29.5 million. As of September 30, 2026, we had $798.4 million of cash, cash equivalents and marketable securities.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(58,603)	$(47,974)
Net cash used in investing activities	(544,145)	(9,080)
Net cash provided by financing activities	713,138	9,630
Net increase (decrease) in cash and cash equivalents	$110,390	$(47,424)

Operating Activities
Net cash used in operating activities was $58.6 million for the nine months ended September 30, 2026 and primarily consisted of a net loss of $71.7 million, adjusted for non-cash items, including stock-based compensation expense of $12.9 million, non-cash research and development services of $1.8 million, and net accretion on discount/premium of debt securities of $1.6 million, as well as the change in our net working capital. The net loss for the period was primarily driven by research and development spend related to VDPHL01, costs related to pre-commercial preparation activities for the potential launch of VDPHL01, employee-related payroll and benefits costs, and professional fees related to operating as a public company.
Net cash used in operating activities was $48.0 million for the nine months ended September 30, 2025, and primarily consisted of a net loss of $48.1 million adjusted for non-cash items, including stock-based compensation expense of $0.5 million and non-cash research and development services of $1.4 million, as well as the change in our net working capital. The net loss for the period was primarily driven by research and development spend related to VDPHL01, employee-related payroll and benefits costs, and general and administrative professional fees.
Investing Activities
Net cash used in investing activities was $544.1 million for the nine months ended September 30, 2026 as compared to $9.1 million for the nine months ended September 30, 2025. The increase was primarily driven by the purchase of investment securities partially offset by maturities of short-term investments during the period.
Financing Activities
Net cash provided by financing activities was $713.1 million for the nine months ended September 30, 2026 as compared to $9.6 million for the nine months ended September 30, 2025. The increase was primarily attributable to proceeds of $269.1 million from our initial public offering and $442.5 million from the follow-on offering and PIPE compared to proceeds of $8.4 million from the issuance of our Series B financing in the prior year.

Contractual Obligations
In February 2025, we entered into an office lease agreement in New Haven, Connecticut for a total of 1,202 square feet. This lease agreement provided the option to move to a larger space within the building during the term of the lease agreement, which we chose to do in April 2026. The new leased space is 6,336 square feet and the revised lease agreement expires in April 2029, with an option to extend the lease for an additional two years after initial expiration. We believe our existing facilities are sufficient for our current needs. To meet the future needs of our business, we expect to lease additional or alternate office space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms. Remaining lease payments from September 30, 2026 through the end of the lease term are approximately $0.6 million.
Purchase and Other Obligations
We enter contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred. As of September 30, 2026 and December 31, 2025 there were no amounts accrued related to termination charges.
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
We have incurred, and will continue to incur, significant expenses related to the clinical development of VDPHL01 and our other current and any future product candidates and ongoing operations. Our net losses for the nine months ended September 30, 2026 and 2025 were $71.7 million and $48.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $195.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with development of VDPHL01 and our other product candidates and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance VDPHL01 in our ongoing Phase 3 trials and, if results are positive, prepare for the commercialization of VDPHL01, if approved.
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
We completed our IPO for gross proceeds of $294.8 million in the first quarter of 2026. In the second quarter of 2026, we completed the Follow-On Public Offering and the Private Placement, from which we received gross proceeds of $472.0 million, before deducting underwriting fees and discounts, and placement agent fees and other expenses. As of September 30, 2026, we had $798.4 million in cash, cash equivalents and marketable securities. We expect our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2030, based on our current operating plans. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. We expect to attempt to raise additional cash in advance of exhausting our available capital resources.

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
We have observed certain AEs in our clinical trials of VDPHL01, including viral upper respiratory tract infection and headache. The occurrence of AEs, side effects or other safety or tolerability concerns, could limit our opportunity to disrupt the current standard of care, particularly if AEs and SAEs are deemed to be related to VDPHL01 or any of our other current or future product candidates. Such a determination may require longer and more extensive clinical development, or regulatory authorities may increase the amount of data and information required to approve, market or maintain approval of our product candidates. In addition, unwanted hair growth on non-scalp parts of the body where hair is already naturally growing has been observed as a side effect of VDPHL01, which could deter adoption and continued use of VDPHL01 by those who find such additional hair growth to be undesirable. Additionally, although we are developing VDPHL01 in both male patients and female patients, and we have obtained clinical data from female patients in Phase 2 studies, we have not yet obtained Phase 3 clinical data in female patients. As a result, the clinical and tolerability profiles of VDPHL01 in female patients may differ from those observed in male patients, and the outcomes observed to date in male patients may not be reflective or predictive of future outcomes for female patients.

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
We may be unable to complete our registration-directed trials for any product candidates we may develop, including VDPHL01.
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
From time to time, we also may disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. For example, in April 2026, we reported topline data in male patients from Study ‘302’, in July 2026, we announced positive topline results from Study ‘207’, in October 2026, we reported positive topline data from Study ‘304’, and in November 2026 we reported positive Part B data from Study ‘302’; however, these results may not ultimately be reproducible or durable.
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
As of September 30, 2026, we had 51 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and we may not be able to implement improvements in an efficient or timely manner or may discover deficiencies in existing systems and controls. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth, in particular in connection with the potential commercial launch of VDPHL01, if approved, will also require significant capital expenditures and may divert financial resources from other product candidates or business initiatives. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of VDPHL01 or any other current or future product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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
After initiation of legal proceedings against a third party to enforce a patent covering a our product candidates or other proprietary technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description, or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In addition to such counterclaims, third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, in September 2026, a third party filed a petition seeking post-grant review of one of our issued U.S. patents. Although we intend to defend the patent vigorously, we cannot predict whether review will be instituted or the ultimate outcome of any such review. Such proceedings could result in the revocation of, cancellation of, or amendment to our patent rights in such a way that they no longer cover our product candidates, therapeutic programs, and other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection provided to our product candidates, proprietary technologies, or other components of our therapeutic programs, as applicable. Even if a third party does not prevail on a legal assertion of invalidity or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, and prospects.
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
Since shares of our common stock were sold in our IPO in February 2026 at a price of $17.00 per share and through November 5, 2026, the per share price of our common stock has ranged from $17.00 to $146.58. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Our directors, executive officers and greater than 5% stockholders and their affiliates, in the aggregate, beneficially own shares representing approximately 49% of our outstanding common stock as of November 5, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
As of September 30, 2026, we had federal and state NOL carryforwards of approximately $180.3 million. Federal NOL carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely but are permitted to be used in any taxable year to offset only up to 80% of taxable income in such taxable year, if any. It is uncertain if and to what extent various states will conform to federal law. There also may be periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Certain of the state NOL carryforwards will begin to expire in 2040.
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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During our fiscal quarter ended September 30, 2026, certain of our directors or “officers,” (as defined in Rule 16a-1(f) under the Exchange Act) entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.”

We describe the material terms of these Rule 10b5-1 trading plans in the table below.

Rule 10b5-1 Trading Plans

Director/Officer	Action and Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale
Mark Neumann	Adoption 08/13/2026	12/2/2026	12/3/2027	Common Stock	80,000	Sale
Dominic Carrano	Adoption 09/21/2026	12/21/2026	12/22/2027	Common Stock	42,000	Sale

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 5, 2026).
3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on February 5, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
Date: November 10, 2026

VERADERMICS, INCORPORATED

By:	/s/ Reid Waldman, M.D.
Name:	Reid Waldman, M.D.
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dominic Carrano, CPA
Name:	Dominic Carrano, CPA
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)